Form 10QSB
period 1995-06-30
MICROTEL FRANCHISE & DEVELOPMENT CORP /NY
filed 1995-08-07
CIK 846469

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended . . . . . . . . . . . . . . . . . . . . . . . .  June 30, 1995
Commission File Number  . . . . . . . . . . . . . . . . . . . . . . . .  0-17838



                  Microtel Franchise & Development Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



     New York                                          16-1312167
--------------------------------------------------------------------------------
State or other jurisdiction of                         I.R.S. Employer
incorporation or organization                          Identification No.


               One Airport Way, Suite 200, Rochester, New York     14624
--------------------------------------------------------------------------------
                 (Address or principal executive offices)        (Zip Code)


                                 (716) 436-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     Yes     X                                    No
     -----------------                            -----------------



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 2, 1995, the Registrant had issued and outstanding 3,161,267 shares of its $.001 par value common stock.

                 The total number of pages in this report is 14.

        The Index of Exhibits filed with the Reports is found at Page 12.

                         PART 1 - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 and 1994
(unaudited)
___________________________________________________________________________
                                                      1995          1994
                                                      ----          ----

OPERATING REVENUES:
  Hotel room rental                              $ 1,140,191     $  413,886
  Beach Club income                                  687,089        650,489
  Management fees -
    Nonaffiliate                                      62,815        113,091
    Affiliate                                        143,770        129,589
  Royalties                                          108,729         78,243
  Franchise placement income                          25,000         50,500
  Development fees                                    40,000        125,000
  Miscellaneous
                                                       5,500             31
                                                 -----------     ----------

     Total operating revenues                      2,213,094      1,560,829

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       1,866,562      1,140,632
                                                 -----------     ----------

     Income from operations before depreciation
       and amortization                              346,532        420,197

DEPRECIATION AND AMORTIZATION
                                                     120,202        110,438
                                                 -----------     ----------
     Income from operations                          226,330        309,759
                                                 -----------     ----------

OTHER INCOME (EXPENSE):
  Interest Income                                     77,570         68,282
  Interest expense                                  (231,633)      (182,077)
  Gain on Repurchase on Franchise Rights             150,000            --
                                                 -----------     ----------

     Total other income (expense)                     (4,063)      (113,795)
                                                 -----------     ----------

Income from operations, before income taxes,
  minority interest and equity in net
  losses of affiliates                               222,267        195,964

PROVISION (BENEFIT) FROM INCOME TAXES                 43,099           (768)
                                                 -----------     ----------

Income from operations, before minority interest
  and equity in net losses of affiliates             179,168        196,732

MINORITY INTEREST                                    (58,536)       (94,688)
EQUITY IN INCOME/(LOSSES) OF AFFILIATES                1,825        (44,677)
                                                 -----------     ----------

NET INCOME                                       $   122,457     $   57,367
                                                 ===========     ==========

NET INCOME PER COMMON SHARE                      $      0.03     $     0.01
                                                 ===========     ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995
(unaudited)

________________________________________________________________________________
ASSETS                                                           1995
------                                                           ----

CURRENT ASSETS:
  Cash and cash equivalents                                     $   125,840
  Accounts receivable - trade                                       304,619
  Inventories                                                       107,363
  Prepaid expenses and other                                        416,658
  Accounts and notes receivable -
    Affiliates                                                      700,556
    Nonaffiliate                                                    637,942
                                                                -----------

     Total current assets                                         2,292,978
                                                                 ----------

INVESTMENTS IN PARTNERSHIP INTERESTS                              2,055,307
                                                                -----------

INVESTMENT IN LAND                                                1,697,309
                                                                -----------

PROPERTY AND EQUIPMENT, NET                                       6,524,058
                                                                -----------

DEFERRED TAX ASSET                                                  722,091
                                                                -----------


OTHER ASSETS:

  Mortgage and note receivable - Affiliate                        1,400,000
  Deposit                                                           253,749
  Intangibles and other assets                                      161,439
                                                                -----------

     Total other assets                                           1,815,188
                                                                -----------

     Total assets                                               $15,106,931
                                                                ===========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

______________________________________________________________________________
LIABILITIES AND SHAREHOLDERS' INVESTMENT                        1995
----------------------------------------                        ----

CURRENT LIABILITIES:
  Line of credit                                           $ 1,250,000
  Accounts payable - trade                                     248,590
  Accrued payroll and related taxes                             83,752
  Accrued interest                                              48,058
  Other accrued expenses                                       241,213
  Current portion of long-term debt                            174,393
  Obligation under franchise agreements                          1,750
  Deferred revenue - Beach Club                                383,403
  Deferred franchise revenue - current                         100,000
  Customer deposits                                             77,975
                                                           -----------

     Total current liabilities                               2,609,134
                                                           -----------

LONG-TERM DEBT                                               8,546,000
                                                           -----------

DEFERRED FRANCHISE REVENUE                                     104,000
                                                           -----------

DEFERRED REVENUE - LAND SALE                                   185,055
                                                           -----------

LIMITED PARTNERS' INTEREST IN CONTROLLED PARTNERSHIPS        1,224,082
                                                           -----------

SHAREHOLDERS' INVESTMENT:

  Preferred stock                                                  295
  Common stock                                                   3,197
  Additional paid-in capital                                 6,826,086
  Warrants outstanding                                          60,000
  Accumulated deficit                                       (4,325,918)
                                                           -----------

                                                             2,563,660

  Less 50,000 shares of common stock in treasury, at cost     (125,000)

  Total shareholders' investment                             2,438,660
                                                           -----------

  Total liabilities and shareholders' investment           $15,106,931
                                                           ===========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATION STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE PERIOD ENDED JUNE 30, 1995
(unaudited)

_________________________________________________________________________________________________________
                                       Additional               Additional
                           Series A     Paid-In                  Paid-In
                           Preferred    Capital      Common      Capital      Warrants      Accumulated      Treasury
                             Stock     Preferred     Stock        Common    Outstanding       Deficit          Stock       Total
                           ---------  ----------   ----------  -----------  -----------  -----------------   ---------     -----
 BALANCE, March 31, 1995  $ 295       $1,560,705      $3,161   $5,187,217    $105,000      $(4,416,545)      $(125,000)  $2,314,833

 Net income                  --           --             --         --           --            122,457            --        122,457
 Exercise of stock options   --           --              36       78,164     (45,000)            --              --         33,200

 Cash dividends paid on
   preferred stock           --           --             --         --           --            (31,830)           --        (31,830)
                          ------      -----------     ------   ----------   -----------    ------------      ---------   -----------
 BALANCE, June 30, 1995   $ 295       $1,560,705      $3,197   $5,265,381     $60,000      $(4,325,916)      $(125,000)  $2,438,660
                          =====       ==========      ======   ==========     =======      ============      ==========  ==========

Stock balances at March 31, 1995:

  Common stock:  3,111,067 shares; Preferred Stock:  294,723 shares

Stock balances at June 30, 1995:

  Common stock:  3,071,067 shares; Preferred Stock:  294,723 shares


   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED JUNE 30, 1995 and 1994
(unaudited)
________________________________________________________________________________

                                                       1995      1994
                                                       ----      ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income/(Loss)                               $  122,457 $  57,367
    Adjustments to reconcile net income (loss) to
    net cash from operating activities:
    Deferred tax benefit                              43,099    (2,500)
    Depreciation and amortization                    120,202   110,438
    Other income                                    (150,000)      --
    Minority interest in earnings                     58,536    94,688
    Non-cash consulting                                9,344       --
    Equity in net losses of affiliates                (1,825)   44,677
    Capital distributions from unconsolidated
      partnership interests                            1,595     5,415
    Acquisition of prepaid franchises               (200,000)      --
    (Increase) decrease in assets -
      Accounts receivable - trade                    165,090   110,180
      Inventories                                    (14,516)    3,352
      Prepaid expenses                               (24,394) (119,832)
    Increase (decrease) in liabilities -
      Accounts payable                                23,247    (2,487)
      Accrued payroll and related taxes              (14,954)  (41,930)
      Accrued interest                               (10,259)     (232)
      Other accrued expenses                         (16,285)   81,450
      Deferred revenue - Beach Club                 (233,074) (209,210)
      Customer deposits                                1,908   (12,739)
      Deferred franchise revenue                     (26,000)  (25,500)
                                                ------------ ---------

      Net cash provided by operating activities     (145,829)   93,137
                                                ------------ ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of land                               (601,352) (150,000)
  Capital contribution to unconsolidated
  partnership interests                                  --   (436,500)
  Collection on affiliate notes receivable            24,488   229,756
  Increase in non-affiliate accounts and notes
  receivable                                        (214,247)  (31,201)
  Purchase of equipment                              (52,277)  (24,676)
  Cash received for options exercised                 33,200       --
  Change in other assets                             (69,347)  (10,497)
                                                 -----------  --------

      Net cash used in investing activities         (879,535) (423,118)
                                                ------------ ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners                  (33,700)  (75,798)
  Payments of debt                                   (50,311)  (45,737)
  Borrowings on line of credit, net                  934,000       --
  Dividends paid                                     (31,830)  (31,830)
                                                 ----------- ---------

      Net cash provided by (used in) financing
      activities                                     818,159  (153,365)
                                                   --------- ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS           (207,205) (483,346)

CASH AND CASH EQUIVALENTS - beginning of period      333,046 1,149,041
                                                  ---------- ---------

CASH AND CASH EQUIVALENTS - end of period         $  125,841 $ 665,695
                                                  ========== =========

                 The accompanying notes to financing statements are an integral part of these consolidated statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                    $  241,902 $ 182,309
                                                  ========== =========

      Income taxes                                $   14,006 $   4,518
                                                  ========== =========

         MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  June 30, 1995
                                   (unaudited)


1.    Basis of Presentation

      In the opinion of Management, the interim financial statements included herewith reflect all adjustments which are necessary for a fair statement of the results for the interim periods presented. All significant intercompany transactions and accounts have been eliminated in consolidation.

      The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

      The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the March 31, 1995 10-KSB.

      Other footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's March 31, 1995 10-KSB.

2.    The Company

      On April 1, 1994, Microtel completed a statutory merger of Hudson Hotels Corporation. As a result of the merger, the former (Hudson Hotels Corporation) company will be referred to as Hudson Hotels, a division of Microtel. The division provides a full menu of hotel services including development, operations, management, sales and marketing, business systems, financial management and food and beverage management.

3.    Litigation

      On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation, seeking damages plus interest and costs, against Rochester Community Savings Bank ("RCSB"), a New York based bank, and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties, Ltd., a Florida limited partnership controlled by Hudson, purchased the Seagate Hotel and Beach Club from Rochester Community Savings Bank. The Purchase Contract includes an indemnification of Hudson against any action resulting from previously negotiated contracts between RCSB and third parties. The requested relief in this case, Seagate Beach Quarters, Inc., vs. Rochester Community Savings Bank, etc., et al, including Hudson Hotels Corp., etc., was based on allegations that RCSB, through its subsidiary, Shore Holdings, defaulted in its obligations under a Contract for Purchase and Sale, and failed to go forward with the transaction due to tortious ongoing negotiations between RCSB and Hudson, and that there was a breach of contract by RCSB. RCSB is diligently defending this suit, and is holding Hudson harmless. On March 17, 1994, the court granted summary judgement in favor of all defendants, that judgement has been appealed. On September 8, 1994, Seagate Beach Quarters, Inc., sued Delray Beach Hotel Properties, L.P., Delray Beach Hotel Corp. and Shore Holdings, Inc., in a cause of action for conspiracy and tortious interference with business relationship based on essentially the same facts stated above. On January 27, 1995, the Court issued an order dismissing the amended complaint as to Delray Beach Hotel Properties, L.P. Plaintiff has field a notice of appeal from that order; the judge has issued an order setting jury trial on the docket commencing October 2, 1995.

      On February 11, 1993 a complaint was filed in the Western District of New York, United States District Court, by John Miranda, Susan Miranda and Christopher Miranda, seeking damages and costs against Quality Inn International, Choice Hotels International, and naming Hudson as a co-defendant. The requested relief in this case, John Miranda and Susan Miranda and Christopher Miranda vs. Quality Inns International Inc., Choice Hotels International, Inc., Ridge Road Hotel Properties, Ridge Road Hotel Properties d/b/a Comfort Inn, a/k/a Comfort Inn West, Hudson Hotels Corp., and Jennifer L. Ansley, as Executrix of the Estate of Loren
      G. Ansley, was based on allegations that John Miranda, while staying at the Comfort Inn, stepped on a needle, and claims negligence and lack of due care on the part of the defendants. This case is being diligently defended by the insurance carrier of Ridge Road Hotel Properties and Hudson. The Company believes that it has adequate insurance for any potential loss.

      After taking into consideration legal Counsel's evaluation of all such actions described above, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a significant effect on the Company's financial statements.

      On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. The Company's legal counsel has not yet had an opportunity to fully assess the Company's alternatives under the lawsuit. It is the intent of the Board of Directors to defend this action. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

4.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

The following is a summary of condensed financial information for the partnerships which the Company exercises control for the three month period ended June 30, 1995 and a combined summary of condensed financial information for the partnerships which the Company does not control for the three month period ended June 30, 1995.

                              Delray Beach     Watertown      Total
                            Hotel Properties     Hotel      Consolidated   Unconsolidated
                                Limited        Properties   Partnerships    Partnerships
                            -----------------  ----------   ------------   ---------------
Property and equipment
  net of accumulated
  depreciation                  $6,354,189   $       --      $6,354,189      $22,986,291
Current assets                     473,326       11,875         485,201        1,419,270

Notes and mortgage
  receivable - noncurrent               --    1,400,000       1,400,000        1,500,000

Other assets                       124,840           --         124,840          660,250
                                ----------   ----------      ----------      -----------

  TOTAL ASSETS                   6,952,355    1,411,875       8,364,230       26,565,811
                                ----------   ----------      ----------      -----------

Mortgage and notes
  payable - current                 81,705           --          81,705        2,754,770

Other current liabilities
                                   689,528           --         689,528          999,063

Mortgage payable - non
  current                        6,282,923           --       6,282,923       22,123,240
                                ----------   ----------      ----------      -----------

  TOTAL LIABILITIES              7,054,156           --       7,054,156       25,877,073
                                ----------   ----------      ----------      -----------

NET ASSETS                        (101,801)   1,411,875       1,310,074          688,738
                                ==========   ==========      ==========      ===========

Net Revenues                     1,114,094           --       1,114,094        3,344,664

Operating Expenses                 915,726           --         915,726        2,657,372
                                ----------   ----------       ---------      -----------

Income (Loss) from
  Operations                       198,368           --         198,368          687,292

Other Income (Expense),  net      (168,511)      35,000        (133,511)        (871,982)
                                 ----------  ----------      ----------      -----------

NET INCOME (LOSS)                $  29,857   $   35,000        $ 64,857         (184,689)
                                ==========   ==========      ==========      ===========

5.   Long Term Debt

     Future minimum repayments under long-term debt are as follows:

                    Remainder 1996              $  174,393
                    1997                           184,718
                    1998                           123,370
                    1999                           130,273
                    2000 and thereafter          8,107,639

     The Company is in the process of obtaining refinancing for the mortgage payable by Delray Beach Hotel Properties, L.P. and has received a commitment letter dated June 5, 1995. The term of the loan is 10 years, with amortization calculated on a term of 20 years, with monthly payments of principal and interest. Interest shall be adjusted annually at prime plus 1%. The current and long term debt on the financial statements, along with the future minimum repayments, reflect the terms of the commitment letter.

6.   Line of Credit

     In May 1995, the Company obtained a second line of credit of $750,000, from a commercial bank, which bears interest at prime plus 1 1/4%. Outstanding balances on this line are to be repaid no later than nine months from the date of the draw. Amounts borrowed are collateralized by substantially all of the Company's assets and personally guaranteed by the Chairman and C.E.O. of the Company. At June 30, 1995, $750,000 was borrowed under the terms of this line and $500,000 was borrowed under the terms of the first line. As of July 24, 1995, the Company has paid a total of $355,000 against amounts outstanding under these lines at June 30, 1995.

7.   Commitments and Contingencies

     The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $38,143 and $35,547 for the periods ending June 30, 1995 and 1994, respectively. Future minimum lease payments under operating leases are approximately 1996 remainder - $95,540; 1997 - $121,680; 1998 - $41,454.

     As an equity partner in various hotel partnerships, the Company has guaranteed portions of mortgages payable relating to the partnerships. The guarantees range from 50% to 200% of the outstanding mortgages payable to banks. Amounts guaranteed by Hudson related to the partnership's mortgages payable were approximately $3.6 million at June 30, 1995. In addition, Delray Beach Hotel Corp., a wholly owned subsidiary, has guaranteed Delray Beach Hotel Properties, Ltd.'s mortgage payable to a bank which has an outstanding balance of $5,364,628 at June 30, 1995.


8.   Income Taxes

     Income taxes are provided in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. The Statement requires that deferred income taxes be provided to reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by current tax laws and regulations. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     Deferred tax assets include loss carryforwards and deferred revenue. Deferred tax liability represents the gross up relating to the purchase of Hudson. At June 30, 1995, a valuation allowance has been provided to reduce the Company's deferred tax asset.

     At June 30, 1995, the Company has net operating loss carryforwards for income tax purposes of approximately $2,400,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

9.   Note Receivable Non-Affiliate - Master Franchise Agreement

     On June 30, 1995, a Third Amendment was executed by Essex Microtel International Lodging, Inc., ("EMILI") and the Company relating to the Canadian Master Franchise Agreement. This occurred because the current economic conditions in Canada prevented EMILI from meeting the Development Schedule. The Third Amendment has extended the Development Schedule to 10 1/4 years, extended the period that the Company is to provide to EMILI certain products, services and assistance to August 13, 1997, temporarily suspended the requirement that EMILI not employ a training director until the earlier of May 15, 1997, or the time EMILI has four Microtels open or under construction, allowed EMILI to utilize the Company's training facilities and trainers until such time that EMILI has an operating Microtel open. In addition, the Company has obtained the absolute right, at its option, to terminate the Master Franchise Agreement in the event that the Company shall negotiate the licensing or sale to a third party of the world-wide franchise rights. In connection with this amendment, EMILI paid the Company its remaining financial obligation.

10.  Receivables with Affiliates

     The Company has advanced affiliated entities the following as of June 30, 1995:

                    Fishers Road Hotel Properties, L.P.            $146,756
                    Airport Hotel Properties                        249,700
                    950 Jefferson Road Associates                   219,600
                    Brookwood Hotel Properties                       64,500
                    Muar Lakes Associates                            20,000
                                                                   --------

                                                                   $700,556
                                                                   ========

11.  Acquisition of Land

     In May 1995, the Company purchased 2 acres of land in Plano, Texas, for approximately $600,000, or $300,000 an acre. The parcel is zoned for commercial use and is located north of Dallas, Texas, off Interstate 75 and is in proximity of major businesses and shopping centers. Funds used to purchase this land were provided through the use of the Company's line of credit. The Company is currently in the process of developing this land for the future construction of a Microtel.

12.  Exclusive Development Agreement

     On June 30, 1995, the Company entered into an agreement with the former partners of S&E Hospitality Partnership where as one of the former partners of S&E sold all of their assigned prepaid franchises (14) for $200,000 back to the Company. The 14 prepaid franchises had been recorded as deferred revenue with a value of $350,000 on the Company's balance sheet prior to the transaction. This transaction resulted in a $150,000 gain. The remaining five prepaid franchises are still being held by the other former partner of S&E. In May 1995, one of the five prepaid franchises was used for the Microtel opened in Colonie, New York.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis should be read in conjunction with Selected Financial Data (item 6); Management's Discussion and Analysis of Financial Condition and Results of Operations (item 7); and Accountant's Report, Financial Statements and Notes to Financial Statements (item 8) of the Company's March 31, 1995 Annual Report on Form 10-KSB.

Results of Operations
---------------------

During the three month period ended June 30, 1995, there was $25,000 of franchise placement income recognized as one Microtel was opened (in Colonie, New York). There were two Microtels opened during the same three month period ended June 30, 1994. Royalties increased by $30,486 for the three months ended June 30, 1995 over the same period in 1994, an increase of 39%. This is attributable to an increase in operating Microtel hotels from sixteen in 1994 to twenty at June 30, 1995. Development fees decreased $85,000, or 68%, from the same period in 1994. The decrease is attributable to two Microtels currently under various stages of development in which fees were due, compared to three under development during the same period in 1994. Overall, management fees for the three month period ended June 30, 1995, decreased $36,095, or 15%, from the same period in 1994. The decrease is a result of non-renewal of contracts on four mature properties throughout fiscal 1995 and replacing them with contracts on four properties during fiscal 1995 which are in a start-up mode.

A significant increase in hotel room rental ($726,305, or 175%) is attributable to the operations of a hotel which the Company leased (Inn on the Lake) in November 1994. Thirty seven percent (37%) of hotel room revenue and all of the Beach Club income relate to the operation of Delray Beach Hotel Properties, L.P., of which the Company is the controlling partner. Delray Beach Hotel Properties, L.P. hotel room revenue increased slightly (3%) due to a slightly higher daily room rate from prior year and Beach Club income increased $36,600, or 6%, from prior year due to increased dues and food and beverage sales. Sixty three percent (63%) of the hotel room revenue for the period ended June 30, 1995 represents the operations of the Inn on the Lake.

Selling, general and administrative expenses for the three month period ended June 30, 1995 increased $725,930, or 64% from the period ended June 30, 1994. $707,664, or 97%, of the expense represents the operations of the Inn on the Lake, which the Company is leasing. Also, expenses for the three month periods ended June 30, 1995 and 1994 include the operations of the Company and its controlled affiliates (Delray Beach Hotel Properties, L.P. and Watertown Hotel Properties II). Expenses for the controlled affiliate (Delray Beach Hotel Properties, L.P.) increased slightly (3%) from the same period last year. Expenses, excluding controlled affiliates and the Inn on the Lake, for the three month period ended June 30, 1995, remained flat, as compared to the three month period ended June 30, 1994. Depreciation and amortization increased $9,764, or 9%, due to capital improvements performed in fiscal 1995 to Delray Beach Hotel Properties, L.P., a controlled affiliate. Amortization expense associated with the adjustment of fair value of real estate investment will continue at a current quarterly level of approximately $25,000 for the next 7 years.

Interest income increased $9,288, or 14%, due to interest earned on notes from affiliates and nonaffiliates. $35,000, or 45%, of the $77,570 relates to interest on the mortgage receivable from Watertown Hotel Properties II. Of the $231,623 in total interest expense, 62% relates to the financing of an operating hotel entity (Delray Beach Hotel Properties, L.P.). The remaining relates to interest on the lines of credit, two convertible debentures, note payable relating to purchase of partnership interests and the Tonawanda bond issue. Other income of $150,000 represents the reacquisition of 14 prepaid franchises for $200,000 from a former partner of S&E Hospitality. The 14 prepaid franchises had been recorded as deferred revenue with a value of $350,000 on the Company's balance sheet prior to the transaction.

Minority interest represents the elimination of the minority partners interest in Delray Beach Hotel Properties, L.P. and Watertown Hotel Properties II. Equity in Income/losses of affiliates represents net income incurred from the Company's equity investment in various hotels.

The majority of income tax expense for the three month period ended June 30, 1995 represents deferred federal and state taxes related to net operating loss carryforwards. Also, certain minimal state liabilities were recorded, which are incurred by the Company on a regular basis.

As a result of the above factors, net income increased by $65,090 to $122,457 for the three month period ended June 30, 1995. The net income of $.03 per share for the three month period ended June 30, 1995 compares with net income of $.01 per share for the three months ended June 30, 1994. Shares used in computing net income per share increased from 3,121,482 for June 30, 1994 to 3,468,314 for June 30, 1995. The predominant factors for this increase are (i) stock issued for consulting services, and (ii) additional options and warrants included in the calculation due to an increase in the Company's stock price. Consolidation of revenues and expenses of Delray Beach Hotel Properties, L.P. and Watertown Hotel Properties II provides no additional net income or loss to the Company, other than from reporting the investment under the equity method of accounting.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

At June 30, 1995 the Company had a working capital deficit of $316,156, as compared to a positive working capital of $443,604 at March 31, 1995. Cash and cash equivalents totaled $125,840. The reduction in working capital from March 31, 1995 is attributable to a draw on the Company's lines of credit to purchase land in Plano, Texas, and the reacquisition of previously purchased franchises
which had not been reflected in income at a discount.  (See Note 12).   As of
July 24, 1995, the Company has paid down $355,000 on the line of credit from excess cash.

Investment in real estate partnership interests represents the Company's interest in various partnerships. Investment in real estate partnership interests decreased $27,453 from March 31, 1995. The predominant factor for the decrease is cash distributions received from the partnerships. Investment in real-estate land represents land purchased for the purpose of future development or sale. In May 1995, the Company purchased 2 acres of land in Plano, Texas, for approximately $600,000 (See Note 11).

The majority of property and equipment reflected on the balance sheet relates to real and personal property of Delray Beach Hotel Properties, L.P. The Company maintains an ongoing capital improvement policy at the property, which is funded through the hotel and beach club operations.

On June 30, 1995, Essex Microtel International Lodging, Inc., the master franchisee for the Canadian territory, paid its remaining obligation to the Company, but has failed to meet its development schedule as of March 31, 1995. The Company, recognizing that the economic climate in Canada is not favorable with respect to real estate development, executed an amendment to the original agreement on June 30, 1995, which extended the development schedule and modified other terms. (See Note 8 - Note Receivable Non-Affiliate - Master Franchise Agreement)

Deferred tax assets represents federal and state tax assets relating to the future benefit from tax loss carryforwards realized as a result of current year earnings and the expected profitability in future periods, net of deferred tax liability related to the acquisition of Hudson and the related temporary differences associated with the difference in the financial reporting and tax basis of the purchased assets.

Other assets consist of a mortgage note receivable held by Watertown Hotel Properties II in the amount of $1,400,000, collateralized by land and the Microtel hotel located in Watertown, New York. Also, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, LLC. One of the minority owners of L, R,

R & M, L.L.C., is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company. Also, in January 1995, the Company received a note from Delray Beach Hotel Properties, L.P. for $1,000,000 due May 1, 2000. Under the terms of the note, payments are required for interest only and are calculated at 12% per annum. Minimum monthly principal payments of $7,500 will be required beginning May 1, 1996. Additional principal payments can be made at any time, without penalty. The note does not appear on the face of the balance sheet, as it is eliminated during consolidation. The Company was able to provide these funds through the proceeds of a $1,500,000 subordinated debenture.

In fiscal 1994, the first of the twenty hotels was opened under the exclusive development agreement with S&E Hospitality Partnership (S&E) (see Note 11 - Exclusive Development Agreement). In March 1994, a Termination of Exclusive Development Agreement was executed by S&E Hospitality Partnership and the Company, due to the occurrence of the second consecutive default by S&E on the Development Schedule, resulting in the exclusive territorial rights reverting back to the Company. According to the terms and conditions of the Termination Agreement, certain provisions survive; namely, that S&E retains the right to develop the balance of the Microtels for which S&E has paid the non-refundable franchise fees. Therefore, 19 Microtels to be developed by S&E at any approved location within or outside of the originally defined territory. In June 1995, the Company and a former partner in the S&E Partnership agreed to have the Company buy back their prepaid franchises for a discount. The Company paid $200,000 to repurchase 14 franchises valued at $350,000. The remaining five prepaid franchises are assigned to the other partner of the former S&E Partnership. In May, one of the five prepaid franchises was used for the Microtel opened in Colonie, New York. The remaining $100,000 has been classified as deferred franchise revenue on the June 30, 1995 balance sheet.
The Company will recognize revenue as the franchised hotels are opened. The remaining $104,000 of the $204,000 total deferred revenue (current and long term) represents deposits submitted by franchisees to secure a Microtel franchise which will be built at a later date. During the quarter ended June 30, 1995 the Company recognized revenue for the opening of one Microtel, while returning a deposit. The deferred revenue will be recognized as each franchised hotel is opened.

Long-term debt is substantially comprised of a $5,364,628 mortgage on the real property of Delray Beach Hotel Properties, L.P. Debt service will be paid through income from operations. The Company has received a commitment letter dated June 5, 1995, from a commercial bank in Florida and intends to refinance the mortgage by August 15, 1995, in accordance with terms in the commitment letter. The remaining long-term debt relates to Microtel issuing two $1,500,000 convertible subordinated debentures, a note issued by the Company for the purchase of various partnership interests and a bond with the Town of Tonawanda relating to a land purchase.

Shareholders' equity increased to $2,438,660 as of June 30, 1995 from $2,314,833 as of March 31, 1995. The three factors which affected the level of shareholders' equity are represented by an increase of $33,200 for shares issued relating to the exercise of stock options, a decrease of $31,830 resulting from preferred dividend payments, and an increase of $122,457 due to the net income for the three month period ended June 30, 1995.

The Company has, in total, $1,250,000 in two lines of credit, which are available for short term requirements which may arise. The Company believes it has sufficient resources from its present cash position to meet its current obligations and believes that its cash position and revenues from operations are sufficient to meet its cash requirements for the next twelve months. The Company has not been negatively impacted by inflation during any of the periods presented.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation, seeking damages plus interest and costs, against Rochester Community Savings Bank ("RCSB"), a New York based bank, and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties, Ltd., a Florida limited partnership controlled by Hudson, purchased the Seagate Hotel and Beach Club from Rochester Community Savings Bank. The Purchase Contract includes an indemnification of Hudson against any action resulting from previously negotiated contracts between RCSB and third parties. The requested relief in this case, Seagate Beach Quarters, Inc., vs. Rochester Community Savings Bank, etc., et al, including Hudson Hotels Corp., etc., was based on allegations that RCSB, through its subsidiary, Shore Holdings, defaulted in its obligations under a Contract for Purchase and Sale, and failed to go forward with the transaction due to tortious ongoing negotiations between RCSB and Hudson, and that there was a breach of contract by RCSB. RCSB is diligently defending this suit, and is holding Hudson harmless. On March 17, 1994, the court granted summary judgement in favor of all defendants, that judgement has been appealed. On September 8, 1994, Seagate Beach Quarters, Inc., sued Delray Beach Hotel Properties, L.P., Delray Beach Hotel Corp. and Shore Holdings, Inc., in a cause of action for conspiracy and tortious interference with business relationship based on essentially the same facts stated above. On January 27, 1995, the Court issued an order dismissing the amended complaint as to Delray Beach Hotel Properties, L.P. Plaintiff has field a notice of appeal from that order; the judge has issued an order setting jury trial on the docket commencing October 2, 1995.

On February 11, 1993 a complaint was filed in the Western District of New York, United States District Court, by John Miranda, Susan Miranda and Christopher Miranda, seeking damages and costs against Quality Inn International, Choice Hotels International, and naming Hudson as a co-defendant. The requested relief in this case, John Miranda and Susan Miranda and Christopher Miranda vs. Quality Inns International Inc., Choice Hotels International, Inc., Ridge Road Hotel Properties, Ridge Road Hotel Properties d/b/a Comfort Inn, a/k/a Comfort Inn West, Hudson Hotels Corp., and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley, was based on allegations that John Miranda, while staying at the Comfort Inn, stepped on a needle, and claims negligence and lack of due care on the part of the defendants. This case is being diligently defended by the insurance carrier of Ridge Road Hotel Properties and Hudson. The Company believes that it has adequate insurance for any potential loss.

After taking into consideration legal Counsel's evaluation of all such actions described above, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a significant effect on the Company's financial statements.

On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. The Company's legal counsel has not yet had an opportunity to fully assess the Company's alternatives under the lawsuit. It is the intent of the Board of Directors to defend this action. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

Item 2.  Change in Securities - None
         --------------------

Item 3.  Defaults Upon Senior Securities - None
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders - None
         ---------------------------------------------------

Item 5.  Other Information - Not applicable
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

A.  Exhibits

Exhibit No.       Description
-----------       -----------

     11   Statement re:  computation of per share earnings

B.  Form 8-K:  None filed

                                   Exhibit 11

                    COMPUTATION OF EARNINGS PER COMMON SHARE


                                              June 30, 1995   June 30, 1994
                                              -------------   -------------
                PRIMARY
------------------------------------------

Net earnings applicable to common stock:

  Net earnings (loss)                           $  122,457        $  57,367
  Deduct preferred stock dividends paid            (31,830)         (31,830)
                                                ----------        ---------

Net earnings (loss) applicable to common stock  $   90,627        $  25,537
                                                ==========        =========

Weighted average number of common shares and common equivalents outstanding:

  Weighted average common shares outstanding     3,119,254        3,001,012

  Additional shares assuming conversion of
  options and warrants                             349,060          120,470
                                                ----------       ----------

Weighted average number of common shares and
  common equivalents outstanding                 3,468,314       $3,121,482
                                                ==========       ==========

Primary earnings per share                           $0.03            $0.01
                                                ==========       ==========

               FULLY DILUTED*
------------------------------------------------

Net earnings applicable to common stock
  on a fully diluted basis:

  Net earnings applicable to common stock
    per above                                   $   90,627       $   25,537
  Add net interest expense related to
    convertible debentures                          42,000           23,100
  Add dividends on convertible preferred
    stock                                           31,830           31,830
                                                ----------       ----------
Net earnings applicable to common stock
  on a fully diluted basis                      $  164,457       $   80,467
                                                ==========       ==========

Total shares for fully diluted:

  Shares used in calculating primary earnings
    per share                    3,468,314       3,121,482
  Additional shares to be issued under full
    conversion of convertible debentures           600,000          300,000
Additional shares to be issued under full
  conversion of preferred stock                    294,723          294,723
                                                ----------       ----------
Total shares for fully diluted                   4,363,037
                                                ==========

Fully diluted earnings per share                     $0.04            $0.02
                                                ==========       ==========

*This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No. 9083, although not required by footnote 8, paragraph 40, of APB No. 15 because it results in anti-dilution.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                             MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION
                             ----------------------------------------------
                                              (Registrant)



Date:     8/4/95                       /s/Bruce A. Sahs
       ---------------                 ------------------------------
                                       Bruce A. Sahs, Executive Vice President
                                       and Chief Operating Officer


Date:     8/4/95                       /s/Taras M.Kolcio
       ---------------                 ------------------------------
                                       Taras M. Kolcio, Controller