Form 10QSB/A
period 1995-06-30
MICROTEL FRANCHISE & DEVELOPMENT CORP /NY
filed 1995-09-26
CIK 846469

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                    FORM 10-QSB/A

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


          For Quarter Ended . . . . . . . . . . . . . . . . . June 30, 1995
          Commission File Number  . . . . . . . . . . . . . . . . . 0-17838



                     Microtel Franchise & Development Corporation
          ----------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)



               New York                                        16-1312167
          -----------------------------------------------------------------
          State or other jurisdiction of               I.R.S. Employer
          incorporation or organization                Identification No.


               One Airport Way, Suite 200, Rochester, New York   14624
          -----------------------------------------------------------------
               (Address or principal executive offices)        (Zip Code)


                                    (716) 436-6000
          ----------------------------------------------------------------
                 (Registrant's telephone number, including area code)



               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                                    No
               -----------------                            ---------------


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

               As of August 2, 1995, the Registrant had issued and outstanding 3,161,267 shares of its $.001 par value common stock.

                    The total number of pages in this report is 4.

           The Index of Exhibits filed with the Reports is found at Page 2.

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

          Item 4.  Submission of Matters to a Vote of Security Holders - None
                   ---------------------------------------------------

          Item 5.  Other Information - Not applicable
                   -----------------

          Item 6.  Exhibits and Reports on Form 8-K
                   --------------------------------

          A.  Exhibits

          Exhibit No.              Description
          -----------              -----------

               11           Statement re:  computation of per share earnings
               27           Financial Data Schedule

          B.  Form 8-K:  None filed

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


                                  MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION
                                  ----------------------------------------------
                                                       (Registrant)


          Date:  9/21/95                          /s/Bruce A. Sahs
                                                  ---------------------------
                                                  Bruce A. Sahs, Executive Vice
                                                  President
                                                  and Chief Operating Officer


          Date:  9/21/95                          /s/Taras M. Kolcio
                                                  ---------------------------
                                                  Taras M. Kolcio, Controller