Form 10QSB
period 1995-09-30
MICROTEL FRANCHISE & DEVELOPMENT CORP /NY
filed 1995-11-13
CIK 846469

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

                    Quarterly Report Under Section 13 or 15 (d)
                      of the Securities Exchange Act of 1934


  For Quarter Ended . . . . . . . . . . . . . . . . . . . .   September 30, 1995
  Commission File Number  . . . . . . . . . . . . . . . . . . . . . . .  0-17838



                   Microtel Franchise & Development Corporation
  -----------------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)



       New York                                          16-1312167
  -----------------------------------------------------------------------------
  State or other jurisdiction of                              I.R.S. Employer
  in corporation or organization                             Identification No.


                  One Airport Way, Suite 200, Rochester, New York  14624
  -----------------------------------------------------------------------------
                     (Address or principal executive offices)      (Zip Code)


                                  (716) 436-6000
  -----------------------------------------------------------------------------
               (Registrant's telephone number, including area code)



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



                       APPLICABLE ONLY TO CORPORATE ISSUERS:

       As of October 30, 1995, the Registrant had issued and outstanding 3,266,267 shares of its $.001 par value common stock.

                  The total number of pages in this report is 20.

         The Index of Exhibits filed with the Reports is found at Page 20.

                                              PART 1 - FINANCIAL INFORMATION
                                               Item 1 - Financial Statements

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX  MONTHS ENDED SEPTEMBER 30, 1995 and 1994, AND THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
(unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended                         Six Months Ended
                                                                            September 30,                           September 30,

                                                                         1995           1994                    1995           1994

OPERATING REVENUES:
    Hotel revenues                                               $  1,703,742        297,016           $   2,843,933        710,902
    Beach club income                                                 511,461        481,482               1,198,550      1,131,971
    Management fees -
      Nonaffiliate                                                     73,520        116,986                 136,335        230,077
      Affiliate                                                       208,378        142,797                 352,148        272,386
    Royalties                                                         144,360         104,659                 253,089       182,902
    Franchise placement income                                         55,500          51,750                  80,500       102,250
    Development fees                                                   80,000          78,250                 120,000       203,250
    Miscellaneous                                                          --              16                   5,500            47
                                                                  -----------      ----------             -----------    ----------


          Total operating revenues                                  2,776,961       1,272,956               4,990,055     2,833,785

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        2,320,986       1,125,667               4,187,548     2,266,299
                                                                  -----------      ----------             ------------   ----------

  Income from operations before depreciation and amortization         455,975         147,289                 802,507       567,486
                                                                 ------------    ------------             -----------    ----------
DEPRECIATION AND AMORTIZATION                                         120,202         111,691                 240,404       222,129
                                                                 ------------    ------------            ------------    ----------

    Income from operations                                            335,773          35,598                 562,103       345,357
                                                                -------------   -------------            ------------   -----------

OTHER INCOME (EXPENSE):
    Interest income                                                    45,861          56,168                 123,431       124,450
    Interest expense                                                 (227,429)       (180,898)               (459,062)     (362,975)
    Gain on Repurchase of Franchise Rights                                 ---            ---                 150,000           ---
                                                                 -------------   -------------           ------------   -----------

                   Total other income (expense)                      (181,568)       (124,730)               (185,631)     (238,525)

Income from operations, before income taxes, minority
    interest and equity on net losses of affiliates                   154,205         (89,132)                376,472       106,832

PROVISION (BENEFIT) FROM INCOME TAXES                                  40,750          (1,825)                 83,849        (2,593)
                                                                -------------     -----------             -----------    -----------
Income from operations, before minority interest, and
    equity on net losses of affiliates                                113,455         (87,307)                292,623       109,425

MINORITY INTEREST                                                      91,048         149,222                  32,512        54,534
EQUITY INCOME/(LOSSES) OF AFFILIATES                                   14,619          28,397                  16,444       (16,280)
                                                                -------------     -----------             -----------    -----------

NET INCOME                                                      $     219,122          90,312             $   341,579       147,679
                                                                =============     ===========             ===========    ==========

NET INCOME PER COMMON SHARE                                     $        0.05            0.02             $      0.08          0.03
                                                                =============     ===========             ===========    ==========

            The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1995
(unaudited)

_________________________________________________________________________________________________________________________


ASSETS                                                                                              1995
------                                                                                              ----

CURRENT ASSETS:
  Cash and cash equivalents                                                                  $   239,864
  Accounts receivable - trade                                                                    229,861
  Inventories                                                                                    100,196
  Prepaid expenses and other                                                                     423,708
  Accounts and notes receivable -
    Affiliates                                                                                   234,557
    Nonaffiliate                                                                                 594,129
                                                                                             -----------
    Total current assets                                                                       1,822,315
                                                                                              ----------






INVESTMENTS IN PARTNERSHIP INTERESTS                                                           2,293,712
                                                                                             -----------

INVESTMENT IN LAND                                                                             1,686,687
                                                                                             -----------

PROPERTY AND EQUIPMENT, NET                                                                    6,505,492
                                                                                             -----------

DEFERRED TAX ASSET                                                                               682,091
                                                                                             -----------

OTHER ASSETS:

  Mortgage and note receivable - Affiliate                                                     1,400,000
  Deposit                                                                                        254,661
  Intangibles and other assets                                                                   185,064
                                                                                             -----------
    Total other assets                                                                         1,839,725
                                                                                             -----------


    Total assets                                                                             $14,830,022
                                                                                             ===========



         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

    _________________________________________________________________________________________________________


    LIABILITIES AND SHAREHOLDERS' INVESTMENT                                        1995
    ----------------------------------------                                        ----

    CURRENT LIABILITIES:
      Line of credit                                                              $ 895,000
      Accounts payable - trade                                                      327,216
      Accrued payroll and related taxes                                              84,015
      Accrued interest                                                               47,792
      Other accrued expenses                                                        279,041
      Notes payable - affiliate                                                     170,000
      Current portion of long-term debt                                             122,867
      Obligation under franchise agreements                                           1,750
      Deferred revenue - Beach Club                                                  96,203
      Deferred franchise revenue - current                                           55,000
      Customer deposits                                                               6,100
                                                                                 ----------

        Total current liabilities                                                 2,084,984
                                                                                -----------

    LONG-TERM DEBT                                                                8,546,000
                                                                                -----------

    DEFERRED FRANCHISE REVENUE                                                      100,000
                                                                                -----------
    DEFERRED REVENUE - LAND SALE                                                    185,055
                                                                                -----------

    LIMITED PARTNERS' INTEREST IN CONTROLLED PARTNERSHIPS                         1,098,381
                                                                                 ----------

    SHAREHOLDERS' INVESTMENT:

      Preferred stock                                                                   295
      Common stock                                                                    3,266
      Additional paid-in capital                                                  7,013,522
      Warrants outstanding                                                           60,000
      Accumulated deficit                                                        (4,138,626)
                                                                                 -----------

                                                                                  2,938,457

      Less 49,142 shares of common stock in treasury, at cost                      (122,855)
                                                                                 -----------

      Total shareholders' investment                                              2,815,602
                                                                                -----------
      Total liabilities and shareholders' investment                            $14,830,022
                                                                                ===========



    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.


MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATION STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE PERIOD ENDED SEPTEMBER 30, 1995
(unaudited)

____________________________________________________________________________________________________________________________________


                                      Additional                   Additional
                         Series A      Paid-In                      Paid-In
                         Preferred     Capital        Common        Capital      Warrants      Accumulated    Treasury
                           Stock      Preferred        Stock        Common      Outstanding      Deficit        Stock       Total
                         ---------    ----------    ----------   -----------    -----------    -----------    ---------     -----
BALANCE, March 31, 1995    $ 295      $1,560,705      $3,161      $5,187,217     $105,000     ($4,416,545)   ($125,000)  $2,314,833

Net income                   --           --            --            --            --            341,579         --        341,579

Exercise of stock options    --           --             105         260,245      (45,000)          --            --        215,350

Sale of treasury stock       --           --            --             5,355        --              --          2,145         7,500

Cash dividends paid on
 preferred stock             --           --            --            --            --            (63,660)        --        (63,660)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE, September 30, 1995 $295      $1,560,705      $3,266      $5,452,817      $60,000     ($4,138,626   ($122,855)   $2,815,602
====================================================================================================================================


 Stock balances at March 31, 1995:

  Common stock:  3,111,067 shares; Preferred Stock:  294,723 shares

 Stock balances at September 30, 1995:

  Common stock:  3,266,267 shares; Preferred Stock:  294,723 shares



                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED SEPTEMBER 30, 1995 and 1994
(unaudited)

----------------------------------------------------------------------------------------------------------------------------

                                                                        1995            1994
                                                                        ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                          $  341,578    $    147,679
    Adjustments to reconcile net income to net cash
    from operating activities:
    Deferred tax benefit                                                  83,040          (5,000)
    Depreciation and amortization                                        240,587         222,129
    Other income                                                        (150,000)           --
    Minority interest in earnings                                        (32,512)        (54,534)
    Non-cash consulting                                                   15,875            --
    Equity in net losses of affiliates                                   (16,444)         16,280
    Capital distributions from unconsolidated
      partnership interests                                               19,692          27,597
    Acquisition of prepaid franchises                                   (200,000)           --
    (Increase) decrease in assets -
      Accounts receivable - trade                                        234,848         245,277
      Inventories                                                         (7,349)          4,700
      Prepaid expenses                                                   (46,766)       (180,678)
    Increase (decrease) in liabilities -
      Accounts payable                                                   101,873          20,388
      Accrued payroll and related taxes                                  (14,691)        (74,836)
      Accrued interest                                                   (10,525)         13,104
      Other accrued expenses                                              40,776         104,098
      Deferred revenue - Beach Club                                     (520,274)       (468,320)
      Customer deposits                                                  (69,967)         77,580
      Deferred franchise revenue                                         (75,000)        (77,250)
                                                                     ------------    ------------

      Net cash provided by operating activities                          (65,259)         18,214
                                                                     ------------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of land                                                   (590,730)       (150,000)
  Capital contribution to unconsolidated partnership interests          (269,500)       (636,500)
  Collection on affiliate notes receivable                               488,437         426,440
  Increase in non-affiliates accounts and notes payable                  170,000              --
  Increase in non-affiliates accounts and notes receivable              (160,434)        (73,455)
  Purchase of equipment                                                 (120,781)        (60,769)
  Cash received for options exercised                                    222,850              --
  Deposit - Management Contract                                               --        (200,000)
  Change in other assets                                                (112,568)        (46,001)
                                                                      -----------     -----------

      Net cash used in investing activities                             (372,726)       (740,285)
                                                                     ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners                                      (68,700)       (141,040)
  Payments of debt                                                      (101,837)        (92,576)
  Borrowings on line of credit, net                                      579,000          50,000
  Dividends paid                                                         (63,660)        (63,660)
                                                                      -----------    ------------

      Net cash provided by (used in) financing activities                344,803        (247,276)
                                                                       ---------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                (93,182)       (969,347)

CASH AND CASH EQUIVALENTS - beginning of period                          333,046       1,149,041
                                                                      ----------      ----------

CASH AND CASH EQUIVALENTS - end of period                             $  239,864      $  179,694
                                                                      ==========      ==========

           The accompanying notes to financial statements are an integral part of these consolidated statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                        $  459,587      $  363,446
                                                                      ==========      ==========

      Income taxes                                                    $   28,256      $    6,723
                                                                      ==========      ==========

     MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                September 30, 1995
                                    (unaudited)


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

3.   Litigation

     On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation, seeking damages plus interest and costs, against Rochester Community Savings Bank ("RCSB"), a New York based bank, and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties, Ltd., a Florida limited partnership controlled by Hudson, purchased the Seagate Hotel and Beach Club from Rochester Community Savings Bank. The Purchase Contract includes an indemnification of Hudson against any action resulting from previously negotiated contracts between RCSB and third parties. The requested relief in this case, Seagate Beach Quarters, Inc., vs. Rochester Community Savings Bank, etc., et al, including Hudson Hotels Corp., etc., was based on allegations that RCSB, through its subsidiary, Shore Holdings, defaulted in its obligations under a Contract for Purchase and Sale, and failed to go forward with the transaction due to tortious ongoing negotiations between RCSB and Hudson, and that there was a breach of contract by RCSB. RCSB is diligently defending this suit, and is holding Hudson harmless. On March 17, 1994, the court granted summary judgement in favor of all defendants. That judgement has been appealed; on appeal, the summary judgment in favor of Hudson was reversed. Attorneys for Hudson are preparing a motion for rehearing or clarification. On September 8, 1994, Seagate Beach Quarters, Inc., sued Delray Beach Hotel Properties, Ltd., Delray Beach Hotel Corp. and Shore Holdings, Inc., in a cause of action for conspiracy and tortious interference with a business relationship based on essentially the same facts stated above. On January 27, 1995, the Court issued an order dismissing the amended complaint as to Delray Beach Hotel Properties, Ltd. Plaintiff has field a notice of appeal from that order. On September 18, 1995, Seagate Beach Quarters, Inc. filed a notice of voluntary dismissal against Delray Beach Hotel Properties, Ltd.

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

     On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. The Company has answered the complaint, denying the relevant allegations, and asserting several affirmative defenses. Discovery in the case has commenced and is continuing. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

    4. SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS The following is a summary of condensed financial information for the partnerships which the Company exercises control for the six month period ended September 30, 1995 and a combined summary of condensed financial information for the partnerships which the Company does not control for the six month period ended September 30, 1995.

                                    Delray Beach            Watertown                     Total
                                Hotel Properties                Hotel              Consolidated            Unconsolidated
                                    Limited                Properties              Partnerships              Partnerships
                              ------------------           ----------              ------------            --------------

 Property and equipment
   net of accumulated
   depreciation                       $6,381,771              $    --                $6,381,771               $22,549,195
 Current assets                          169,039               11,875                   180,914                 1,979,530

 Notes and mortgage
  receivable - noncurrent                     --            1,400,000                 1,400,000                 1,500,000

 Other assets                            147,877                   --                   147,877                   750,250
                                      ----------           ----------                ----------                 ---------
  TOTAL ASSETS                         6,698,687            1,411,875                 8,110,562                26,778,975
                                      ----------           ----------                ----------               -----------

 Mortgage and notes
   payable - current                     52,011                   --                     52,011                 2,427,970

 Other current liabilities              608,038                   --                    608,038                 1,104,930

 Mortgage/Notes payable - non
   current                            6,282,923                   --                  6,282,923                 21,780,061
                                     ----------             ---------                 ---------                -----------

   TOTAL LIABILITIES                  6,942,972                   --                  6,942,972                 25,312,961
                                     ----------             ---------                 ---------                -----------

 NET ASSETS                            (244,285)            1,411,875                 1,167,590                  1,466,014
                                     ===========           ==========                ==========              =============

 Net Revenues                         1,945,870                   --                  1,945,870                  6,742,061

 Operating Expenses                   1,715,692                   --                  1,715,692                  3,703,837
                                    -----------            ----------                ----------                -----------

 Income from Operations                 230,178                   --                    230,178                  3,038,224

 Other Income (Expense), net           (342,793)               70,000                  (272,793)                (2,552,201)
                                     -----------            ---------                 ----------               ------------

 NET INCOME (LOSS)                   $ (112,615)            $  70,000                  $(42,615)                  $486,023
                                     ===========            =========                  =========                ==========


  5.   Long Term Debt

       Future minimum repayments under long-term debt are as follows:

                      Remainder 1996       $  122,867
                      1997                    184,718
                      1998                    123,370
                      1999                    130,273
                      2000 and thereafter   8,107,639

       The Company is in the process of obtaining refinancing for the mortgage payable by Delray Beach Hotel Properties, Ltd. and has received a commitment letter dated June 5, 1995. The term of the loan is 10 years, with amortization calculated on a term of 20 years, with monthly payments of principal and interest. Interest shall be adjusted annually at prime plus 1%. The current and long term debt on the financial statements, along with the future minimum repayments, reflect the terms of the commitment letter.

  6.   Line of Credit

       In May 1995, the Company obtained a second line of credit of $750,000, from a commercial bank, which bears interest at prime plus 1 1/4%. Outstanding balances on this line are to be repaid no later than nine months from the date of the draw. Amounts borrowed are collateralized by substantially all of the Company's assets and personally guaranteed by the Chairman and C.E.O. of the Company. At September 30, 1995, $750,000 was borrowed under the terms of this line and $145,000 was borrowed under the terms of the first line. As of October 9, 1995, the Company has no funds borrowed under the terms of the two lines.

  7.   Commitments and Contingencies

       The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $76,286 and $71,094 for the periods ending September 30, 1995 and 1994, respectively. Future minimum lease payments under operating leases are approximately - 1996 remainder - $57,397; 1997 - $121,680; 1998 -
       $41,454.

       As an equity partner in various hotel partnerships, the Company has guaranteed portions of mortgages payable relating to the partnerships. The guarantees range from 50% to 200% of the outstanding mortgages payable to banks. Amounts guaranteed by the Company related to the partnership's mortgages payable were approximately $3.5 million at September 30, 1995. In addition, Delray Beach Hotel Corp., a wholly owned subsidiary, has guaranteed Delray Beach Hotel Properties, Ltd.'s mortgage payable to a bank which has an outstanding balance of $5,334,934 at September 30, 1995. Under the terms of the new mortgage negotiated for Delray Beach Hotel Properties, Ltd., the Company will be jointly and severally liable on the new mortgage.

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

        Deferred tax assets include loss carryforwards and deferred revenue. Deferred tax liability represents the gross up relating to the purchase of Hudson. At September 30, 1995, a valuation allowance has been provided to reduce the Company's deferred tax asset.

        At September 30, 1995, the Company has net operating loss carryforwards for income tax purposes of approximately $2,300,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

9. Note Receivable Non-Affiliate - Master Franchise Agreement On June 30, 1995, a Third Amendment was executed by Essex Microtel International Lodging, Inc., ("EMILI") and the Company relating to the Canadian Master Franchise Agreement. This occurred because the current economic conditions in Canada prevented EMILI from meeting the Development Schedule. The Third Amendment has extended the Development Schedule to 10 1/4 years, extended the period that the Company is to provide to EMILI certain products, services and assistance to August 13, 1997, temporarily suspended the requirement that EMILI not employ a training director until the earlier of May 15, 1997, or the time EMILI has four Microtels open or under construction, allowed EMILI to utilize the Company's training facilities and trainers until such time that EMILI has an operating Microtel open. In addition, the Company has obtained the absolute right, at its option, to terminate the Master Franchise Agreement in the event that the Company shall negotiate the licensing or sale to a third party of the world-wide franchise rights. In connection with this amendment, EMILI paid the Company its remaining financial obligation. In connection with subsequent event (Note 13) the Canadian Master Franchise agreement was terminated.

10.     Receivables/Payables with Affiliates

        The Company has advanced affiliated entities the following as of September 30, 1995:

                                Fishers Road Hotel Properties, L.P.                  $101,757
                                Airport Hotel Properties, L.P.                         46,300
                                Gatlinburg Microtel, LP                                20,000
                                Brookwood Hotel Properties                             64,500
                                950 Jefferson Road Associates                           2,000
                                                                                      -------

                                                                                     $234,557
                                                                                     ========

        A wholly owned subsidiary of the Company has received advances from the following as of September 30, 1995:

                                Brookwood Hotel Properties, LP                       $100,000
                                Jamestown Hotel Properties, LP                         70,000
                                                                                       ------
                                                                                     $170,000
                                                                                     ========

        As of October 27, 1995, all amounts were repaid to affiliated entities by the wholly owned subsidiary.

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

  12.  Exclusive Development Agreement

       On June 30, 1995, the Company entered into an agreement with the former partners of S&E Hospitality Partnership where as one of the former partners of S&E sold all of their assigned prepaid franchises (14) for $200,000 back to the Company. The 14 prepaid franchises had been recorded as deferred revenue with a value of $350,000 on the Company's balance sheet prior to the transaction. This transaction resulted in a $150,000 gain. The remaining 5 prepaid franchises are still being held by the other former partner of S&E. In May 1995, one of the five prepaid franchises was used for the Microtel opened in Colonie, New York; and in July 1995 another was used for the Microtel opened in Greensboro, North Carolina, and in September 1995, another was used for the Microtel opened in Chattanooga, Tennessee.

  13.  Subsequent Event

       On October 5, 1995, the Company signed an exclusive joint venture agreement with U.S. Franchise Systems, Inc. in which USFS assumed worldwide franchising and administration for the Microtel hotel chain.

       The Company in return will receive $4 million over a three year period in exchange for the exclusive franchise rights of the Microtel name and various consulting services; $2 million was paid at closing, another $1 million will be paid at the first anniversary and $500,000 at the second and third anniversary. In addition to the lump sum payment, the Company will receive royalty payments from properties franchised by USFS. Royalty payments will consist of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% above 250 units. In addition, the Company issued USFS 100,000 warrants exercisable at the Company's common stock market price on October 5, 1995.

       The Company has retained the right to franchise and construct an additional twenty-three (23) Microtel properties and ten (10) "Suites" properties (if offered by USFS), and to receive all royalties on the fifty (50) Microtels (27 existing and 23 new ones to be undertaken by the Company) and ten (10) Suites.

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

  Results of Operations
  ---------------------

  Franchise placement income for the six month period ended September 30, 1995 reflects the opening of three franchises (Colonie, New York; Greensboro, North Carolina; and Chattanooga, Tennessee) of which two opened during the second quarter ended September 30, 1995. Royalties for the six month period ended September 30, 1995, have increased $70,187 over the six month period ended September 30, 1994, an increase of 38%. This is attributable to twenty-two franchised Microtels currently in operation as opposed to eighteen in operation during the same six month period in 1994. Overall, management fees for the six month period ended September 30, 1995 decreased $13,980, or 3%, from the same period in 1994. The decrease is a result of non-renewal of contracts on four mature properties throughout fiscal 1995 and their replacement with contracts on four properties during fiscal 1995 which are all in a start-up mode. Development fees decreased $83,250 from the same period in 1994. The decrease is due to a significant development fee charged for a construction of a Microtel during the second quarter of 1994 which did not reoccur during this fiscal quarter. During the six month period ended September 30, 1995, the Company has four hotels under development in which fees were charged compared to four during the same period September 30, 1994.

  A significant increase in hotel revenues ($2,133,031, or 300%) is attributable to the operations of a hotel which the Company leased (Inn on the Lake) in November 1994. Twenty six percent (26%) of hotel revenue and all of the Beach Club income relate to the operation of Delray Beach Hotel Properties, Ltd., of which the Company is a controlling partner. Delray Beach Hotel Properties, Ltd. hotel revenues increased slightly (5%) due to a slightly higher daily room rate and higher occupancy from the prior year and Beach Club income increased $66,579, or 6%, from the prior year due to increased dues and food and beverage sales. Seventy four percent (74%) of the hotel revenue for the period ended September 30, 1995 represents the operations of the Inn on the Lake.

  Selling, general and administrative expenses for the six month period ended September 30, 1995 increased $1,921,249, or 85% from the period ended September 30, 1994. $1,871,431, or 97%, of the increase represents the operations of the Inn on the Lake, which the Company is leasing. Also, expenses for the six month periods ended September 30, 1995 and 1994 include the operations of the Company and its controlled affiliates (Delray Beach Hotel Properties, Ltd. and Watertown Hotel Properties II). Expenses for the controlled affiliate (Delray Beach Hotel Properties, Ltd.) remained consistent from the same period last year. Expenses, excluding controlled affiliates and the Inn on the Lake, for the six month period ended September 30, 1995, increased 4%, as compared to the six month period ended September 30, 1994. Depreciation and amortization increased $18,275, or 8%, due to capital improvements performed in fiscal 1995 to Delray Beach Hotel Properties, Ltd., a controlled affiliate. Amortization expense associated with the adjustment of fair value of real estate investment will continue at a current quarterly level of approximately $25,000 for the next 7 years.

  Interest income for the six month period ended remained relatively consistent with the same period in 1994. $70,000, or 57%, of the $123,431 relates to interest on the mortgage receivable from Watertown Hotel Properties II. Of the $459,062 in total interest expense, 63% relates to the mortgage financing of an operating hotel entity (Delray Beach Hotel Properties, Ltd.). The remaining relates to interest on the lines of credit, two convertible debentures, note payable relating to purchase of partnership interests and the Tonawanda bond issue. Other income of $150,000 represents the reacquisition of 14 prepaid franchises for $200,000 from a former partner of S&E Hospitality. The 14 prepaid franchises had been recorded as deferred revenue with a value of $350,000 on the Company's balance sheet prior to the transaction.

  Minority interest represents the elimination of the minority partners interest in Delray Beach Hotel Properties, Ltd. and Watertown Hotel Properties II. Equity in income/losses of affiliates represents net income/losses incurred from the Company's equity investment in various hotels.

  The majority of income tax expense for the six month period ended September 30, 1995 represents deferred federal and state taxes related to net operating loss carryforwards classified as Deferred Tax Assets on the Balance Sheet. Also, certain minimal state liabilities were recorded, which are incurred by the Company on a regular basis.

  As a result of the above factors, net income of $219,122 and $341,579 was reported for the three and six month periods ended September 30, 1995, compared to net income of $90,312 and $147,679 respectively for the corresponding periods in fiscal 1995. The net income per share for the three and six month periods ended September 30, 1995 was $.05 and $.08, compared to net income per share of $.02 and $.03 for the corresponding periods in fiscal 1995.

  Shares used in computing net income per share for the six month period increased from 3,262,400 for September 30, 1994 to 3,619,677 for September 30, 1995. The predominant factors for this increase are (i) stock issued for consulting services (ii) stock options exercised, and (iii) additional options and warrants included in the calculation due to an increase in the Company's stock price. Consolidation of revenues and expenses of Delray Beach Hotel Properties, Ltd. and Watertown Hotel Properties II provides no additional net income or loss to the Company, than from reporting the investment under the equity method of accounting.

  Financial Condition, Liquidity and Capital Resources
  ----------------------------------------------------

  At September 30, 1995 the Company had a working capital deficit of $262,669, as compared to a positive working capital of $443,604 at March 31, 1995.
  Cash and cash equivalents totaled $239,864. The reduction in working capital from March 31, 1995 is attributable to a draw on the Company's lines of credit to purchase land in Plano, Texas, and the reacquisition of previously purchased franchises, which had not been reflected in income, at a
  discount.  (See Note 12).   As of October 30, 1995, the Company has repaid
  the entire balance on the lines of credit from proceeds received from the sale of the worldwide franchise rights (see note 13).

  Investment in real estate partnership interests represents the Company's interest in various partnerships. Investment in real estate partnership interests increased $210,952 from March 31, 1995. The predominant factor for the increase is due to cash contributions of $269,500 to various partnerships and income/losses recorded from the various partnerships offset by cash distributions received from the partnerships. Investment in real-estate land represents land purchased for the purpose of future development or sale. In May 1995, the Company purchased 2 acres of land in Plano, Texas, for approximately $600,000 (See Note 11).

  The majority of property and equipment reflected on the balance sheet relates to real and personal property of Delray Beach Hotel Properties, Ltd. The Company maintains an ongoing capital improvement policy at the property, which is funded through the hotel and beach club operations.

  On June 30, 1995, Essex Microtel International Lodging, Inc., the master franchisee for the Canadian territory, paid its remaining obligation to the Company, but has failed to meet its development schedule as of March 31, 1995. The Company, recognizing that the economic climate in Canada is not favorable with respect to real estate development, executed an amendment to the original agreement on June 30, 1995, which extended the development schedule and modified other terms. (See Note 8 - Note Receivable Non-Affiliate - Master Franchise Agreement).

  Deferred tax assets represents federal and state future tax benefit from tax loss carryforwards realized as a result of current year earnings and the expected profitability in future periods, net of deferred tax liability related to the acquisition of Hudson and the related temporary differences associated with the difference in the financial reporting and tax basis of the purchased assets.

  Other assets consist of a mortgage note receivable held by Watertown Hotel Properties II in the amount of $1,400,000, collateralized by land and the Microtel hotel located in Watertown, New York. Also, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, LLC. One of the minority owners of L, R, R & M, L.L.C., is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company. Also, in January 1995, the Company received a note from Delray Beach Hotel Properties, Ltd. for $1,000,000 due May 1, 2000. Under the terms of the note, payments are required for interest only and are calculated at 12% per annum. Minimum monthly principal payments of $7,500 will be required beginning May 1, 1996. Additional principal payments can be made at any time, without penalty. The note does not appear on the face of the balance sheet, as it is eliminated during consolidation. The Company was able to provide these funds through the proceeds of a $1,500,000 subordinated debenture.

  In fiscal 1994, the first of the twenty hotels was opened under the exclusive development agreement with S&E Hospitality Partnership (S&E) (see Note 11 - Exclusive Development Agreement). In March 1994, a Termination of Exclusive Development Agreement was executed by S&E Hospitality Partnership and the Company, due to the occurrence of the second consecutive default by S&E on the Development Schedule, which resulted in the exclusive territorial rights reverting back to the Company. According to the terms and conditions of the Termination Agreement, certain provisions survive; namely, that S&E retains the right to develop the balance of the Microtels for which S&E has paid the non-refundable franchise fees. Therefore, 19 Microtels to be developed by S&E at any approved location within or outside of the originally defined territory. In June 1995, the Company and a former partner in the S&E Partnership agreed to have the Company buy back their prepaid franchises for a discount. The Company paid $200,000 to repurchase 14 franchises valued at $350,000. The remaining four prepaid franchises are assigned to the other partner of the former S&E Partnership. In May 1995, one of the four prepaid franchises was used for the Microtel opened in Colonie, New York, and in July 1995 one was opened in Greensboro, North Carolina. The remaining $50,000 has been classified as deferred franchise revenue on the September 30, 1995 balance sheet. The Company will recognize revenue as the franchised hotels are opened. The remaining $100,000 of the $155,000 total deferred revenue (current and long term) represents deposits submitted by franchisees to secure a Microtel franchise which will be built at a later date. During the quarter ended September 30, 1995 the Company recognized revenue for the opening of two Microtels, while receiving a deposit. The deferred revenue will be recognized as each franchised hotel is opened.

  Long-term debt is substantially comprised of a $5,364,628 mortgage on the real property of Delray Beach Hotel Properties, Ltd. Debt service will be paid through income from operations. The Company has received a commitment letter dated June 5, 1995, from a commercial bank in Florida and intends to refinance the mortgage by November 10, 1995, in accordance with terms in the commitment letter. The remaining long-term debt relates to Microtel issuing two $1,500,000 convertible subordinated debentures, a note issued by the Company for the purchase of various partnership interests and a bond with the Town of Tonawanda relating to a land purchase.

  Shareholders' equity increased to $2,815,602 as of September 30, 1995 from $2,314,833 as of March 31, 1995. The four factors which affected the level of shareholders' equity are represented by (i) an increase of $215,350 for shares issued relating to the exercise of stock options, (ii) a decrease of $63,660 resulting from preferred dividend payments, (iii) sale of treasury stock, and (iv) an increase of $341,579 due to the net income for the six month period ended September 30, 1995.

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

                            PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings
           -----------------

  On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation, seeking damages plus interest and costs, against Rochester Community Savings Bank ("RCSB"), a New York based bank, and naming Hudson as a co-defendant.
  On December 6, 1990, Delray Beach Hotel Properties, Ltd., a Florida limited partnership controlled by Hudson, purchased the Seagate Hotel and Beach Club from Rochester Community Savings Bank. The Purchase Contract includes an indemnification of Hudson against any action resulting from previously negotiated contracts between RCSB and third parties. The requested relief in this case, Seagate Beach Quarters, Inc., vs. Rochester Community Savings Bank, etc., et al, including Hudson Hotels Corp., etc., was based on allegations that RCSB, through its subsidiary, Shore Holdings, defaulted in its obligations under a Contract for Purchase and Sale, and failed to go forward with the transaction due to tortious ongoing negotiations between RCSB and Hudson, and that there was a breach of contract by RCSB. RCSB is diligently defending this suit, and is holding Hudson harmless. On March 17, 1994, the court granted summary judgement in favor of all defendants. That judgement has been appealed; on appeal, the summary judgment in favor of Hudson was reversed. Attorneys for Hudson are preparing a motion for rehearing or clarification. On September 8, 1994, Seagate Beach Quarters, Inc., sued Delray Beach Hotel Properties, Ltd., Delray Beach Hotel Corp. and Shore Holdings, Inc., in a cause of action for conspiracy and tortious interference with a business relationship based on essentially the same facts stated above. On January 27, 1995, the Court issued an order dismissing the amended complaint as to Delray Beach Hotel Properties, Ltd. Plaintiff has field a notice of appeal from that order. On September 18, 1995, Seagate Beach Quarters, Inc. filed a notice of voluntary dismissal against Delray Beach Hotel Properties, Ltd.

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

  On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. The Company has answered the complaint, denying the relevant allegations, and asserting several affirmative defenses. Discovery in the case has commenced and is continuing. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.


  Item 2.  Change in Securities - None
           --------------------

  Item 3.  Defaults Upon Senior Securities - None
           -------------------------------

  Item 4.  Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

  At the annual meeting of the stockholders of the Company held on August 15, 1995, the stockholders of the Company approved the following:

  The shareholders approved the appointment of the Board of Directors consisting of five Directors. Each Director shall hold office until the next annual meeting of shareholders and until the successor of the Director is duly elected and qualifies.

  Appointment of Bonadio & Company as the Company's independent public accountants for the year ending March 31, 1996.

  The table below sets forth the number of votes cast for, against or withheld for each nominee to the Company's Board of Directors, as well as votes cast for other proposals discussed above at the August 15, 1995 shareholders meeting:

                               Election of Directors

       Nominee                        For             Against       Abstained
       -------                        ---             -------       ---------

       E. Anthony Wilson           1,978,710            1,950              --
       Michael Cahill              1,978,710            1,950              --
       Bruce A. Sahs               1,978,710            1,950              --
       Ralph L. Peek               1,978,710            1,950              --
       Robert Fagenson             1,978,710            1,950              --

   As to the proposal to appoint Bonadio & Company as the Company's independent public accountants for the year ending March 31, 1996:

                                  1,966,035          shares have voted FOR
                                      3,000          shares have voted AGAINST,
                                     11,625          and shares have ABSTAINED.


  Item 5.  Other Information
           -----------------

  On September 7, 1995, the Registrant entered into a Joint Venture Agreement with U.S. Franchise Systems, Inc. relating to the sale of franchises for the Microtel system. The transaction proposed pursuant to this Joint Venture Agreement was consummated on October 5, 1995.

  Pursuant to the joint Venture Agreement, Microtel has transferred to U.S. Franchise all rights to franchise the Microtel concept and system world-wide. This includes the rights to the Microtel name and trademark. U.S. Franchise has agreed to a development schedule that calls for two hundred-fifty (250) new Microtel franchise units to be open or under development within five (5) years after the Commencement Date. U.S. Franchise has also agreed to use its best efforts to register its franchise offering whenever required in the United States. The Registrant has agreed to provide on-going consulting as required by U.S. Franchise.

  The Registrant has retained the right to franchise and construct an additional twenty-three (23) Microtel properties and ten (10) "Suites" properties (if offered by U.S. Franchise), and to receive the full royalties on fifty (50) Microtels (27 existing and 23 new ones to be undertaken by Registrant) and ten (10) Suites. In addition, the Registrant will receive ongoing royalties in consideration of the transfer of its trademark for new properties licensed by Registrant to third parties, as follows:

                      % Revenues                   Number of Properties

                           1%                             up to 100
                          3/4%                           101 to 250
                          1/2%                           251 and over

  In consideration of the Joint Venture Agreement, U.S. Franchise paid to Registrant $2,000,000 at closing and will pay $1,000,000 on October 5, 1996, $500,000 on October 5, 1997 and $500,000 on October 5, 1998.

  Registrant has retained all of its assets relating to its business of development, management, operation and ownership of hotel properties, and plans to use the revenues from the Joint Venture to expand those businesses.


  Item 6.  Exhibits and Reports on Form 8-K
           --------------------------------

  A.  Exhibits

  Exhibit No.                        Description
  -----------                        -----------

   10.24 Joint Venture Agreement between Microtel Franchise and Development Corporation and U.S. Franchise Systems, Inc.

      11           Statement re: computation of per share earnings
      27           Financial Data Schedule


  B.  Form 8-K:    There were no reports on Form 8-K filed during the second
                   quarter ended September 30, 1995.

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



                            MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION
                            ----------------------------------------------
                                          (Registrant)

  Date:   11/3/95                   /s/Bruce A. Sahs
                                   ---------------------------------------
                                   Bruce A. Sahs, Executive Vice President
                                   and Chief Operating Officer


  Date:   11/3/95                   /s/Taras M. Kolcio
                                   --------------------------------------
                                   Taras M. Kolcio, Controller

                                   Exhibit Index
                                   -------------


      Exhibits and Reports on Form 8-K
      --------------------------------

  A.  Exhibits

  Exhibit No.                             Description
  -----------                             -----------

   10.24 Joint Venture Agreement between Microtel Franchise and Development Corporation and U.S. Franchise Systems, Inc.

      11             Statement re: computation of per share earnings
      27             Financial Data Schedule


  B.  Form 8-K:      There were no reports on Form 8-K filed during the second
                     quarter ended September 30, 1995.