Form 10KSB
period 1995-12-31
MICROTEL FRANCHISE & DEVELOPMENT CORP /NY
filed 1996-03-25
CIK 846469

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                FORM 10-KSB

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period            Commission File
             From April 1, 1995 to                Number 0-17838
             December 31, 1995

               MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION
           (Exact name of registrant as specified in its charter)

 A New York Corporation                         IRS Employer Identification
                                                    No. 16-1312167

               Address                                 Telephone Number
               -------                                 ----------------

          One Airport Way, Suite 200                   (716) 436-6000
          Rochester, New York 14624

        Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Exchange on
          Title of Each Class                  which Registered
          -------------------                -----------------------

             None                                      None

        Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.001 par value
                        ----------------------------
                            (Title of the Class)

Indicate, by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes      X                    No
                        ----------                   ---------

The Registrant's revenues for the transition period from April 1, 1995 to December 31, 1995 totalled $6,895,753.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (computed by reference to the average of the bid and asked prices as reported by the National Quotation Bureau, Inc. as of the close of business on March 1, 1996) was $27,474,193 (3,232,258 shares at $8.50 per share).

The number of shares outstanding of each of the Registrant's classes of common stock as of March 1, 1996, is as follows:

                      3,232,258 Shares of Common Stock
                         Par Value $.001 per share

Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 13, 1996, are incorporated by reference to Part III of the Form 10-KSB Report.

                    Exhibit Page Appears on Pages 19-21.

               MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION
                                FORM 10-KSB

                             TABLE OF CONTENTS

                                                                            Page
                                                                            ----


                                    Part I

Item 1      Description of Business                                          3
Item 2      Description of Property                                          7

Item 3      Legal Proceedings                                                10
Item 4      Submission of Matters to a Vote of Security Holders              12


                                    Part II

Item 5      Market for Common Equity and Related Stockholder Matters         13
Item 6      Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              14

Item 7      Financial Statements                                             17

Item 8      Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                         17

                                    Part III

Item 9      Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act            18

Item 10     Executive Compensation                                           18

Item 11     Security Ownership of Certain Beneficial Owners and Management   18

Item 12     Certain Relationships and Related Transactions                   18

Item 13     Exhibits List and Reports on Form 8-K                            18

                                   PART 1

                      Item 1.  Description of Business

General

   Microtel Franchise and Development Corporation (the "Company") was organized to develop and franchise a national chain of economy limited service lodging facilities ("Microtels"), using the service mark "MICROTEL", which offers downsized rooms with higher quality furnishings at rates below those available at competing national lodging chains. The Company was incorporated in New York State on June 5, 1987 under the name Microtel Distribution and Franchising Corporation and on August 13, 1987 changed its name to Microtel Franchise and Development Corporation. On October 5, 1995, the Company signed an exclusive Joint Venture Agreement with US Franchise Systems, Inc., in which US Franchise Systems, Inc. purchased worldwide franchising and administration for the Microtel franchise chain (see Narrative Description of Business for further explanation of the Joint Venture Agreement).

As a result of the Joint Venture Agreement, the Company can focus its efforts on developing, building and managing various hotel products, including Microtels, which has been the Company's strength since acquiring Hudson Hotels Corporation in 1992. In addition, the Company has changed its fiscal year end from March 31 to December 31. This change will coincide with its individual hotel property, partnership and joint venture investment year ends and simplify the Company's accounting and reporting.

Narrative Description of Business

   On October 5, 1995, the Company signed an exclusive Joint Venture Agreement with US Franchise Systems, Inc., in which US Franchise Systems, Inc. purchased worldwide franchising and administration for the Microtel franchise chain.

   The Company will receive $4 million over a three year period, in exchange for the exclusive franchise rights of the Microtel name and various consulting services; $2 million was paid at closing, another $1 million will be paid at the first anniversary and $500,000 at each of the second and third anniversaries. In addition to the lump sum payments, the Company will receive royalty payments from properties franchised by US Franchise Systems, Inc. Royalty payments will consist of 1% of gross room revenue from hotels 1-100; .75% from hotels 101-250; and .5% from hotels above 250.

   The Company has retained the right to franchise and construct an additional twenty-three (23) Microtel properties and ten (10) "suite" properties and to receive all royalties on the fifty (50) Microtels (27 existing and 23 new ones to be undertaken by the Company) and ten (10) suites. Therefore, the Company retains all royalties on Microtels existing prior to the execution of the Joint Venture Agreement and the royalties attributable to the subsequently developed Microtels previously cited.

   As a result of this agreement, the Company will no longer be responsible for administration of the Microtel franchise. This includes regulatory compliance with the Federal Trade Commission ("FTC"), Microtel service marks, franchise sales, quality assurance inspections and franchise administration.

   As of December 31, 1995, the Company managed sixteen hotel properties located primarily in the Northeast and Southeast United States. The properties it manages range from super budget "Microtels" to full-service luxury hotels. It competes for management contracts with other hotel management companies. The management contracts are set forth on variations of the Company's standard form contract, for terms of one to ten years, and provide for a full range of hotel management services, including operations management, personnel and staffing, sales and marketing, business systems, financial management, and food and beverage management, for a fee typically as a percentage of gross revenues. Seven of the properties which the Company manages are operated under Microtel franchises, owned either by unrelated parties or partnerships in which the Company has a minority equity position.

   The Company has a minority equity position, either as a general or a limited partner, in twelve entities which own hotel properties. In addition, it is a general partner in an entity which previously owned a hotel property and which now holds a mortgage upon a Microtel which represents a portion of the sale price of this property. The Company is also a general partner in a partnership which holds a second mortgage on a full-service hotel property in which the Company has a minority equity position.

   The Company, in its capacity as sole general partner and by the terms of the partnership agreement, controls the partnership of Delray Beach Hotel Properties Limited, doing business under the name The Seagate Hotel and Beach Club ("Seagate"), a luxury hotel and beach club in Delray Beach, Florida, and Watertown Hotel Properties II, L.P., which holds a mortgage upon a Microtel. Consolidation of the revenues and expenses of these partnerships provides no additional net income or loss to the Company than from reporting the investment under the equity method of accounting.

   In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract on a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. One of the minority owners of L, R, R & M, L.L.C., is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company (see Note 16).

Company Properties

   The Company does not currently have any company-owned Microtels, although it does own minority equity interests in entities which own five Microtels. As stated below under the heading "Marketing Plan", the Company is diligently attempting to identify entities and institutions with lending capabilities and willingness to commit to the financing of Company-owned Microtels. The Company has and will continue to develop various hotel products, including Microtels, in which it will have an equity interest.


Franchising

   As a result of the Joint Venture Agreement with US Franchise Systems, Inc., the Company is no longer franchising Microtels, and accordingly, is no longer subject to regulation by the Federal Trade Commission or the individual (50) states. The Company will continue to maintain its knowledge in regard to FTC and state regulations in the event that US Franchise Systems, Inc. does not meet its Development Schedule and does not cure any future default, if any, in which case the worldwide franchise rights revert back to the Company.

   As of March 31, 1995, there was a Master Franchise Agreement outstanding with Essex Microtel International Lodging, Inc. ("EMILI"), as Master Franchisee, pursuant to which EMILI acquired certain exclusive franchise licensing and development rights throughout Canada, but with the exception of the Province of Alberta. In consideration for the granting of those rights the Company had previously received a non-refundable initial master franchise fee of $350,000 in the form of a promissory note. An initial installment payment under the note in the amount of $150,000 was made prior to the end of fiscal year 1991 and the note provided for three additional annual installment payments of $66,667 each commencing February 13, 1992. The first installment was paid. In March 1993, the master franchise agreement was amended due to the economic conditions in Canada which impacted the ability of the master franchisee to meet the terms of the Agreement. In connection with the amendment, $10,000 of the second installment due was paid and the remaining balance of $56,667 was extended until February 1995, bearing interest at one-half percent over the prime rate. Also in connection with the Amendment, the Development Schedule was extended with provisions for re-examination of economic conditions which might result in an additional extension of time to develop Microtel hotels. On April 29, 1994, a Second Amendment was executed by EMILI and the Company relating to the Canadian Master Franchise Agreement. This occurred because the economic conditions in Canada prevented EMILI from meeting the Development Schedule. The Second Amendment extended the Development Schedule to 9 1/4 years. In addition, EMILI paid the Company $10,000 of the payment due on February 13, 1994, and was required to pay the Company $2,000 per quarter beginning April 1, 1994. The remaining unpaid balance, plus interest of one-half percent over prime rate, was payable on February 13, 1995.

   On June 30, 1995, a third amendment was executed by EMILI and the Company relating to the Canadian Master Franchise Agreement. This occurred because the economic conditions in Canada prevented EMILI from meeting the amended Development Schedule. The third amendment extended the Development Schedule to 10 1/4 years, extended the period that the Company is to provide to EMILI certain products, services and assistance to August 13, 1997, temporarily suspended the requirement that EMILI employ a training director until the earlier of May 15, 1997, or the time EMILI has four Microtels open or under construction and allowed EMILI to utilize the Company's training facilities and trainers until such time that EMILI had an operating Microtel open. In addition, the Company obtained the absolute right, at its option, to terminate the Master Franchise Agreement in the event that the Company should negotiate the licensing or sale to a third party of the worldwide franchise rights. In connection with this amendment, EMILI paid the Company its entire remaining financial obligation. Effective October, 5, 1995, pursuant to the third amendment executed on June 30, 1995, the EMILI Master Franchise Agreement was terminated upon the Company signing a Joint Venture Agreement with US Franchise Systems, Inc. (see "Narrative Description of Business":)

   On September 30, 1991, the Company entered into an exclusive development agreement with S&E Hospitality Partnership, whereby the Company granted the rights to an unrelated party to develop and operate 75 Microtel hotels in Massachusetts, Rhode Island, Connecticut, New Jersey, Delaware, D.C., part of New York, Pennsylvania, Maryland, and Virginia. In consideration for these rights, the Company received a non-refundable payment of $500,000 for twenty franchises.

   The first of the 20 franchises was opened in Allentown, Pennsylvania in May, 1993. In March 1994, a Termination of Exclusive Development Agreement was executed by S&E Hospitality Partnership and the Company, due to the occurrence of the second consecutive default by S&E of the Development Schedule, resulting in the exclusive territorial rights reverting back to the Company. According to the terms and conditions of the Termination Agreement, certain provisions survived; namely, that S&E's partners retained the right to develop the balance of the Microtels for which S&E's partners have paid the non-refundable franchise fees. Therefore, 19 Microtels could be developed by S&E's partners at any approved location within or outside of the originally defined territory. On June 30, 1995, the Company entered into an agreement with the former partners of S&E Hospitality Partnership whereas one of the former partners of S&E sold 14 of their assigned prepaid franchises back to the Company for $200,000. The 14 prepaid franchises had been recorded as deferred revenue with a value of $350,000 on the Company's balance sheet prior to the transaction. This transaction resulted in a $150,000 gain. The remaining 5 prepaid franchises are still being held by the former partners of S&E. In May 1995, one of the five prepaid franchises was used for the Microtel opened in Colonie, New York; in July 1995, another was used for the Microtel opened in Greensboro, North Carolina, and in September 1995, another was used for the Microtel opened in Chattanooga, Tennessee. Two Microtels are currently under construction, which represent the remaining two prepaid franchises.

   On January 20, 1995, the Company terminated for cause its franchise agreement with Country Inn Hotel, Inc. for the Microtel located in Schenectady (Rotterdam), New York. The Company has commenced action against its former franchisee to collect termination fees and other amounts due, and to enforce its rights upon termination, as this occurred prior to the signing of the Joint Venture Agreement with US Franchise Systems, Inc.

Service Marks

   As a result of the Joint Venture Agreement with US Franchise Systems, Inc., the Company has transferred all proprietary marks relating to the "Microtel" name to US Franchise Systems, Inc.

Competition

   The hotel lodging industry is an intensely competitive industry, with competitive conditions varying significantly from market to market.

   In theory, the Company's managed properties compete against all hotel products in any given market for patron market share. In practice, the hotel industry is highly segmented, ranging from luxury destination resorts to small "mom and pop" properties. The Company's managed properties compete directly against other national and regional chains of hotels in each geographic market in which the Company managed hotels are located.

   The Company also competes with other regional and national hotel companies for development and management contracts. The Company believes that its blend of services gives it an advantage. Together with hotel owners, the Company's team develops a property's long and short term goals recognizing that each hotel and market is unique. Depending on the hotel property, the Company can offer a complete development package from hotel site selection to planning a hotel restaurant's menu. The Company's staff also serves as consultants to rescue an ailing property. Services include: development and construction, operations, training and professional development, sales and marketing, and food and beverage support. Hudson Hotels has ranked in the top ten hotel management companies by
Hotel & Motel Management magazine and several of its managed properties
-----------------------
have won awards for excellence.

Marketing Plan

The Company's current and future focus is the identification of individuals or financial entities with whom the Company can pursue joint ventures in developing and operating Microtels. Within the past year, the Company has established partnerships with unrelated third parties to build a total of eight Microtels. As of December 31, 1995, two Microtels have been built, three sites are under construction and three additional sites are under development. The Company also hopes to eventually build company owned Microtels.

Environmental Compliance

   The Company has not been materially affected by, nor has it incurred any significant costs related to compliance with federal, state or local environmental laws.


Employees

   As of December 31, 1995, the Company had 25 full-time employees.

                      Item 2. Description of Property


   The Company's headquarters are located at One Airport Way, Suite 200, Rochester International Airport, Rochester, New York 14624. The 5,350 square feet of office space is leased through September 1997. The Company believes that the office space is adequate and sufficient for its needs for at least two years.

   The Company owns four pieces of land, which are either being held for sale to hotel/restaurant developers or is currently under development by the Company. The investment policy is determined by Company management and can be changed without a vote of security holders.

   Investment in land/real estate under development is summarized as follows:

   Tonawanda, New York - This land is located north of Buffalo, New York, off Interstate 290 and is in proximity of major businesses, universities and shopping centers. The Company owns 8.13 acres at a cost of $780,822 or $96,042 an acre. The entire parcel is zoned for hotel and restaurant development. Also, this piece of land is adjacent to an existing Microtel and a parcel owned by Microtel Partners 1995-I, L.P. (see below).

   Strawberry Plains Pike, Tennessee - This land is located east of Knoxville, Tennessee, off Interstate 40 and is located in proximity of major businesses and recreational areas. The Company owns 1.39 acres at a cost of $310,204 or $223,168 an acre. The entire parcel is approved for hotel development.

   Plano, Texas - This land is located north of Dallas, Texas, off the North Central Expressway and is in proximity of major businesses and shopping centers. The Company owns two acres at a cost of $595,661 or $297,831 per acre. The entire parcel is zoned for hotel development.

   Irving, Texas - This land is located west of Dallas, Texas, adjacent to the Dallas-Fort Worth International Airport, off John W. Carpenter Freeway and is in proximity of major businesses. The Company owns 2.02 acres, at a cost of $473,032 or $234,174 per acre. The entire parcel is zoned for hotel development.

   The Company, through its equity investments, owns minority interests in the following:

   Delray Beach Hotel Properties Limited - This limited partnership operates a 70 room luxury suites hotel and private beach club under the name Seagate Hotel and Beach Club. The property is located in Delray Beach, Florida. The Company, through general and limited partnership interests, has a 26.16% ownership interest in the partnership. Under the terms of the partnership agreement, the Company's general partner ownership percentage increased from 2% to 20% after each limited partner received distributions equalling their original contribution plus a specified return on the original investment. The percentage increase occurred in January 1995, as the terms described above were met. The partnership purchased the Seagate in 1990, and has made significant improvements to the property since its purchase. In addition, an ongoing capital asset replacement program is in effect. The partnership has a first mortgage with a balance of $5,400,000 at December 31, 1995.

   Brookwood Hotel Properties - This general partnership operates a full service 108 room hotel operating under the name Brookwood Inn in Pittsford, New York. The Company's ownership percentage totals 27.75%. The hotel was built in 1987, and is in very good condition. The partnership has a first and second mortgage on the property with total outstanding balances of $6,705,643 at December 31, 1995.

   Airport Hotel Properties, L.P. - This limited partnership operates a 73 room Comfort Inn which is located adjacent to the Rochester International Airport in Rochester, New York. The Company's ownership percentage totals 21.5%. The hotel had a complete renovation during 1991, and is in very good condition. The partnership had a first mortgage with a balance of $1,553,142 at December 31, 1995.

   The Montgomery Group, L.P. - This limited partnership operates an 84 room Comfort Inn and is located in Montgomeryville, Pennsylvania. The Company's ownership percentage totals 4.12%. The hotel was opened in 1991, and is in very good condition. The total outstanding mortgage balance at December 31, 1995, was $3,430,222.

   Ridge Road Hotel Properties, L.P. - This limited partnership operates an 83 room Comfort Inn, which is located in Greece, New York. The Company's ownership percentage totals 8.69%. The hotel was built in 1986 and is in very good condition. The partnership has a first mortgage with a balance of $2,055,192 at December 31, 1995.

   Jamestown Hotel Properties, L.P. - This limited partnership operates a 101 room Comfort Inn which is located in Jamestown, New York. The Company's ownership percentage totals 7.75%. The hotel was built in 1986 and is in very good condition. The partnership has a first mortgage with a balance of $1,804,451 at December 31, 1995.

   Muar Lakes Associates, L.P. - This limited partnership operates a 65 room Econo Lodge, which is located in Canandaigua, New York. The Company's ownership percentage totals 5.00%. The hotel was built in 1983 and is in very good condition. The partnership has a first mortgage with a balance of $1,083,943 at December 31, 1995.

   950 Jefferson Associates, L.P. - This limited partnership operates a 102 room Econo Lodge which is located in Henrietta, New York. The Company's ownership percentage totals 2%. The hotel was built in 1984 and is in very good condition. The partnership has a first mortgage with a balance of $2,743,673 at December 31, 1995.

   Microtel Gatlinburg L.P. - A limited partnership operates a 102 room Microtel which is located in Gatlinburg, Tennessee. The hotel is located adjacent to the Great Smoky Mountain National Park and a short distance from Dollywood in Pigeon Forge, Tennessee. The Company's ownership percentage totals 10%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of $2,582,230 at December 31, 1995.

   Fishers Road Hotel Properties, L.P. - A limited partnership operates a 99 room Microtel which is located in Victor, New York, adjacent to Interstate 90. The Company's ownership percentage is 22.5%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of $1,576,975 at December 31, 1995.

   Essex Microtel Leray, L.P. - This limited partnership operates the 100 room Microtel located in Watertown, New York, which opened in 1990. The Company's ownership interest as a special limited partner totals 4.0%. The first mortgage on the property totals $1,300,000 and is held by Watertown Hotel Properties II, a partnership in which the Company has a general partnership interest and controls under the terms of the partnership agreement.

   Rochester Hospitality Partners, L.P. - A limited partnership formed to build and operate five Microtels. The Company's ownership percentage is 20%. The partnership owns two Microtels which opened in 1995 (Colonie, New York - 100 units and Greensboro, North Carolina - 122 units ) and three 99 unit Microtels under construction in North Carolina as of December 31, 1995.

   Microtel Partners 1995-I, L.P. - This limited partnership owns 2.87 acres of land in Tonawanda, New York, on which it currently plans to build a suite hotel. The project is in the development stage at December 31, 1995. The Company's ownership percentage is 50%, but is anticipated to be diluted as additional partners are added in the future.

   Brookwood Funding Associates, L.P. - This limited partnership holds a second mortgage receivable of $1,500,000 from Brookwood Hotel Properties. Monthly payments consist of interest only at 10% per annum. Additionally, supplemental interest is receivable annually at the rate of 2% per annum, conditional upon sufficient net operating income of the hotel, as defined in the mortgage note. Final payment is due August 1, 1999. The Company's ownership percentage is 1.67%, as general partner.

   Watertown Hotel Properties II, L.P. - This limited partnership holds a $1,300,000 mortgage receivable from Essex Microtel Leray L.P. which is collateralized by a 100 room Microtel located in Watertown, New York. Monthly payments consist of interest only at 10% per annum. The full amount is due October 31, 1996. The Company's general partnership interest totals 1%.

                         Item 3. Legal Proceedings

   On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8, 1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial during 1996.

   On February 11, 1993, a complaint was filed in the Western District of New York, United States District Court, by John Miranda, Susan Miranda and Christopher Miranda, seeking damages and costs against Quality Inn International, Choice Hotels International, and naming Hudson as a co-defendant. The requested relief in this case, John Miranda and Susan Miranda and Christopher Miranda vs. Quality Inns International Inc., Choice Hotels International Inc., Ridge Road Hotel Properties, Ridge Road Hotel Properties d/b/a Comfort Inn, a/k/a Comfort Inn West, Hudson Hotels Corp., and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley, was based on allegations that John Miranda, while staying at the Comfort Inn, stepped on a needle, and claims negligence and lack of due care on the part of the defendants. This case is being diligently defended by the insurance carrier of Ridge Road Hotel Properties and Hudson. The Company believes that it has adequate insurance for any potential loss.

   After taking into consideration legal Counsel's evaluation of all such actions, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a significant effect on the Company's financial statements.

   On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. The Company has answered the complaint, denying the relevant allegations and asserting several affirmative defenses. Discovery in the case has commenced and is continuing. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

   On January 29, 1996, William Lerner filed a complaint in the Court of Common Pleas of Washington County, Pennsylvania, against the Company, alleging breach of contract and damages of $253,125 relating to the Company's rescission of a warrant granted to this individual in connection with establishing a relationship with Ladenburg, Thalmann & Co., Inc. In February 1994, the Board of Directors of the Company rescinded the warrant to William Lerner as a result of terminating the Company's relationship with Ladenburg, Thalmann & Co., Inc. The Company's legal counsel has not yet had an opportunity to fully assess the Company's alternatives under the lawsuit. It is the intent of the Board of Directors to defend this action. The ultimate outcome of the litigation cannot be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

        Item 4. Submission of Matters to a Vote of Security Holders

   No matter was submitted during the third quarter of the transition period ended December 31, 1995 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                  PART II

     Item 5. Market for Common Equity and  Related Stockholder Matters

   The Common Stock of the Company has been traded in the over-the-counter market since its initial public offering on April 13, 1989, and is listed in the NASDAQ Small-Cap Issues under the symbol "MCTL". The following table sets forth, for the calendar quarters indicated, the range of high and low quotations on the NASDAQ Small-Cap Issues, as reported by the National Quotation Bureau, Inc.






Fiscal Year Ended March 31, 1995
                                                        High Bid      Low Bid
                                                        --------      -------

First Quarter (April - June, 1994)                        2 7/8         2 1/4
Second Quarter (July - September, 1994)                   4 3/8         2 1/4
Third Quarter (October - December, 1994)                  4 7/8         3 3/4
Fourth Quarter (January - March, 1995)                    5 7/8         3 5/8

Transition Period Ended December 31, 1995

First Quarter (April - June, 1995)                        9 3/8         3 7/8
Second Quarter (July - September, 1995)                  10 1/4         7 1/8
Third Quarter (October - December, 1995)                 10 5/8         8


   For a recent reported quotation for the Company's Common Stock, see the cover page of this Form 10-KSB. The quotations listed above reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

   To date, the Company has not paid a dividend on its Common Stock. The payment of future dividends is subject to the Company's earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant and it is unlikely that dividends will be paid in the foreseeable future.

   As of March 1, 1996, there were approximately 232 holders of record of the Common Shares of the Company.

   Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations


   The following Management's Discussion and Analysis should be read in conjunction with this entire Form 10-KSB 1995 Annual Report. Particular attention should be directed to the Consolidated Financial Statements found at Item 7.

Results of Operations
---------------------

Revenues - During 1995, the Company changed its fiscal year end to December 31 from March 31. Operating revenues decreased $398,261, or 5% to $6,895,753, in transition period ended December 31, 1995, compared to operating revenue of $7,294,014 in fiscal year-end March 31, 1995. This decrease is attributable to the transition period being nine months. The subsequent paragraphs below will describe the components which make up operating revenues for the transition period ended December 31, 1995.

   Franchise placement income for the transition period ended December 31, 1995, reflects the opening of four franchises (Colonie, New York; Greensboro, North Carolina; Chattanooga, Tennessee; Sevierville, Tennessee) of which one opened during the most recent quarter. There were six franchise sales during the year ended March 31, 1995. Royalties for the transition period ended December 31, 1995, increased $25,148 over the year ended March 31, 1995, an increase of 7%. The increase is attributable to the twenty three franchised Microtels in operation, as opposed to nineteen in operation during the year ended March 31, 1995. As a result of the Company's joint venture with US Franchise Systems, Inc. (see Note 18), the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty three (23) Microtel properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtels (27 existing and 23 new ones to be undertaken by the Company) and ten (10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc. for franchises they open, along with consulting payments over the next three years.

   Overall, management fees for the transition period decreased $100,449, or 12%, from year ended March 31, 1995. This is due to the transition period ended December 31, 1995, reflecting nine months of revenue. The Company has added two additional management contracts during the transition period ended December 31, 1995 for a total of sixteen managed properties.

   Development fees decreased $271,250 during the transition period ended December 31, 1995, as compared to the year ended March 31, 1995. The decrease is attributable to four Microtels under various stages of development for which fees were charged during the transition period ended December 31, 1995, compared to five Microtels and one full-service hotel under various stages of development at year end March 31, 1995. These fees represent a reimbursement of costs incurred.

   A significant increase in hotel room rental (29%) is attributable to the operation of a hotel which the Company leased ("Inn on the Lake") in November 1994 (see Note 16). Thirty two percent (32%) of the hotel room revenue and all of the beach club income relate to the operation of Delray Beach Hotel Properties Limited, of which the Company is the controlling partner. Sixty eight percent (68%) of the hotel room revenue during the transition period ended December 31, 1995, represents the operations of the Inn on the Lake.

   During the year ended March 31, 1995, the gain on sale of land relates to the sale of 2.87 acres of land the Company owned in Tonawanda, New York, to a partnership in which the Company has an interest. The Company only recognized its pro rata share of income on the sale based on the non-related ownership of the partnership. The remaining deferred revenue will be recognized as the Company's partnership interest is diluted or at such time the project is developed and operating (see Note 17).

   With the signing of the Joint Venture Agreement with US Franchise Systems, Inc. (see Note 18), the Company is focusing its efforts on developing, building and managing Microtels, which has been the Company's strength since purchasing Hudson Hotels in 1992. The Company will attempt to accomplish this through an aggressive development schedule with joint venture Microtel properties, funded, in part, with the proceeds from the joint venture with US Franchise Systems, Inc.

Expenses - Operating expenses for the transition period ended December 31, 1995, increased $92,235, or 2%, over year ended March 31, 1995.
$2,201,928, or 38%, of total expenses for the transition period ended December 31, 1995, represent the operations of the Inn on the Lake, which the Company is leasing (see Note 16), compared to only $919,932, or 16%, for the year ended March 31, 1995. This difference is due to the Company obtaining the lease of the Inn on the Lake in November 1994, thus only including five months of expenses in the year ended March 31, 1995, compared with nine months for the transition period ended December 31, 1995. Also, expenses for the transition period ended December 31, 1995, and year ended March 31, 1995, include the operations of the Company and its controlled affiliates (Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P.). Expenses, excluding controlled affiliates and the Inn on the Lake, for the transition period ended December 31, 1995, represents expenses of the parent. These expenses increased approximately $225,000, or 18%, over the comparable period last year. This increase is attributable to the following: (1) legal expense relative to establishing new joint venture agreements (2) expenses associated with project feasibilities and studies (3) consulting fees for improving Company operations and (4) payroll for the addition of two new employees. $280,678, or 74%, of depreciation and amortization for the transition period ended December 31, 1995, represents depreciation of building and furniture and fixtures of Delray Beach Hotel Properties Limited, while the majority of the remaining depreciation and amortization represents amortization associated with the adjustment to fair value of real estate investments. This amortization will continue at a current quarterly level of approximately $30,000 for the next seven years and decreasing through fifteen years. This accounting item does not impact the Company's cash flow.

Other Income (Expense) - Interest income is $197,545 of which $103,333 or 52%, is generated by interest on the mortgage receivable from Watertown Hotel Properties II. Another $86,548 relates to interest earned by the Company through its various receivables from affiliates, interest earned on cash deposits, along with interest earned on the outstanding balance owed the Company by US Franchise Systems, Inc.. Of the $680,661 in total interest expense, 64% relates to the financing of an operating hotel entity (Delray Beach Hotel Properties Limited) and the remaining is interest on the Company's outstanding convertible debentures, notes payable relating to purchase of partnership interests, Tonawanda bond issue and line of credit (see Notes 8 and 9).

   Minority interest represents the elimination of the minority partners interest in operations of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P. (see Note 2 to Consolidated Financial Statements). Equity in losses of affiliates represents the net losses incurred from the Company's equity investment in various hotels (see Note 2 to Consolidated Financial Statements). The majority of the equity in losses of affiliates in the transition period ended December 31, 1995, relates to first year losses for hotels opened within the preceding eighteen month period.

Income Taxes - The provision for income taxes for the transition period ended December 31, 1995, represents federal and state tax expense on income before tax of $1,849,353. The provision also includes a tax benefit of approximately $175,000 from the valuation of deferred tax assets. The income tax benefit for fiscal 1995 represents the future benefit from tax loss carryforwards recognized as a result of current year earnings and the expected profitability in future fiscal periods. The net benefit for the year ended March 31, 1995, was offset by certain minimal state tax liabilities.

Net Income - As a result of the above factors, net income increased by $245,643 to $1,310,592 for the transition period ended December 31, 1995. This net income of $.33 per share compares with a net income of $.28 per share for the year ended March 31, 1995. Weighted average shares and common equivalents used in computing net income per share increased from 3,316,415 for year ended March 31, 1995, to 3,706,333 for the transition period ended December 31, 1995. The predominant factors for this increase are (i) stock issued for consulting services (ii) stock options exercised and (iii) additional options and warrants included in the calculation due to an increase in the Company's stock price. Consolidation of the revenues and expenses of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P., provides no additional net income or loss to the Company than from reporting the investment under the equity method of accounting.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

   At December 31, 1995, the Company had a working capital deficit of $394,178 compared to positive working capital of $443,604 at March 31, 1995. Cash and cash equivalents totalled $766,428. The decrease in net working capital is primarily attributable to the use of working capital to invest in joint venture partnerships and land purchases for future development.

   Accounts and notes receivable represent amounts due from customers or affiliated entities or individuals and in the opinion of management are fully realizable (see Note 6).

   Investment in partnership interests represents the Company's interest in various hotel related real estate partnerships. Investment in partnership interests increased $501,109 from March 31, 1995. The net increase is predominantly due to the Company's investment in a joint venture partnership (Rochester Hospitality Partners L.P.) less amortization of the adjusted fair value of other partnerships acquired through the purchase of Hudson. The corresponding adjustment to fair value will be amortized for another eight to fifteen years. Amortization expense associated with adjustment of fair value of real estate investment totaled $83,907 for the transition period ended December 31, 1995.

   Investment in land represents real estate purchased for the purpose of future development or sale. (See Note 4 and 17) Real estate development represents parcels of land owned by the Company which are currently under development. As of December 31, 1995, three parcels are under development (see Note 5).

   The majority of property and equipment reflected on the balance sheet relates to real and personal property of Delray Beach Hotel Properties Limited. This is an ocean front resort hotel property located in Delray Beach, Florida. (See Note 2 - Summary of Significant Accounting Policies). The Company made significant capital improvements to the property during the transition period ended December 31, 1995. These capital expenditures were funded through the Hotel and Beach Club operations.

   Deferred tax assets represent the future benefit from tax loss carryforwards realized as a result of current year earnings and the expected profitability in future fiscal periods, along with an alternative minimum tax credit and deferred revenue relating to consulting, initial franchise placement fees and land sale. Deferred tax liability relates to the acquisition of Hudson and the tax effect related temporary differences associated with the difference in the financial reporting and tax basis of the purchased assets.

   Other assets consist of (i) a mortgage note receivable held by Watertown Hotel Properties II, L.P. in the amount of $1,300,000, collateralized by land and the Microtel hotel located in Watertown, New York; (ii) a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. One of the minority owners of L, R, R & M, L.L.C., is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company. Also, in January 1995, the Company received a note from Delray Beach Hotel Properties Limited, for $1,000,000 due May 1, 2000. Under the terms of the note, payments are interest only and are calculated at 12% per annum. Minimum monthly principal payments of $7,500 will be required beginning May 1, 1996.

Additional principal payments can be made at any time, without penalty.
The note does not appear on the face of the balance sheet, as it is eliminated during consolidation. The Company was able to provide these funds through the proceeds of a $1,500,000 subordinated debenture. The increase in intangible and other assets is primarily the result of mortgage acquisition costs relating to the refinance of Delray Beach Hotel Properties Limited mortgage in 1995.

   In fiscal 1994, the first of the twenty hotels was opened under the exclusive development agreement with S&E Hospitality Partnership (S&E) (see
Note 12 - Exclusive Development Agreement). In March 1994, a Termination of Exclusive Development Agreement was executed by S&E Hospitality Partnership and the Company, due to the occurrence of the second consecutive default by S&E on its Development Schedule, which resulted in the exclusive territorial rights reverting back to the Company. According to the terms and conditions of the Termination Agreement, certain provisions survived; namely, that S&E retained the right to develop the balance of the Microtels for which S&E had paid the non-refundable franchise fees. Therefore, 19 Microtels could be developed by S&E at any approved location within or outside of the originally defined territory.
In June 1995, the Company and a former partner in the S&E Partnership agreed to have the Company buy back prepaid franchises for a discount. The Company paid $200,000 to repurchase 14 franchises valued at $350,000. The remaining five prepaid franchises are assigned to the partners of the former S&E Partnership. In May 1995, one of the five prepaid franchises was used for the Microtel opened in Colonie, New York, and in July 1995, one was opened in Greensboro, North Carolina. In September 1995, a third prepaid franchise was used upon opening of the Microtel in Chattanooga, Tennessee. The remaining $50,000 (representing two prepaid franchises) has been classified as deferred franchise revenue on the December 31, 1995 balance sheet. The Company will recognize revenue as the franchised hotels are opened. The remaining $54,000 of the $104,000 total deferred franchise revenue represents deposits submitted by franchisees to secure a Microtel franchise which will be built at a later date. During the quarter ended December 31, 1995, the Company received two deposits. The deferred revenue will be recognized as each franchised hotel is opened.

   Long-term debt is substantially comprised of a $5,400,000 mortgage on the real property of Delray Beach Hotel Properties Limited which was refinanced in November 1995. The remaining long-term debt relates to Microtel issuing two $1,500,000 convertible subordinated debentures, a note issued by the Company for the purchase of various partnership interests and a bond with the Town of Tonawanda relating to improvements to land in that township.

   Shareholders' equity increased to $3,910,826 as of December 31, 1995 from $2,314,833 as of March 31, 1995. The factors which affected the level of shareholders' equity are represented by an increase of $373,391 for options exercised, including related tax benefits, an increase of $7,500 for the sale of treasury stock; a decrease of $95,490 resulting from preferred dividend payment and an increase of $1,310,592 for net income for the year ended December 31, 1995. The Company has a $500,000 line of credit, which is available for short term requirements which may arise (see
Note 8). The Company believes it has sufficient resources from its present cash position to meet its current obligations and believes that its cash position and revenues from operations are sufficient to meet its cash requirements for the next twelve months. The Company has not been negatively impacted by inflation during any of the periods presented.

                       Item 7.  Financial Statements

   The information required by this item is incorporated in the Consolidated Financial Statements and Notes thereto, set forth on pages 23 through 45 herein.

   Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   There were no changes in or disagreements with the Company's independent auditors on accounting principles, practices or financial disclosures during the transition period ended December 31, 1995.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions

   The information called for in Part III, Items 9-12, is incorporated by reference to the Microtel Franchise and Development Corporation and Subsidiaries Proxy Statement for the Company's Annual Meeting of
Stockholders to be held on May 13, 1996.

Item 13.     Exhibits List and Reports on Form 8-K

(A) The following exhibits are filed as part of this Form 10-KSB:

     Exhibit Number
     --------------

     3.1    Restated Certificate of Incorporation of Registrant (a)

     3.2    By-Laws of Registrant (a)

     3.3 Amendment to Certificate of Incorporation to authorize the issuance of 10,000,000 shares of Preferred Stock, with a par value of $.001 (f)

     3.4 Amendment to Certificate of Incorporation stating the number, designation, relative rights, preferences and limitations of Series A Preferred Shares, with a par value of $.001, to be issued (f)

     4.1 Form of Stock Purchase and Loan Agreement, dated September 19, 1988, between the Registrant, the Stockholders named therein and the Investors identified in the amended Schedule of Investors attached thereto (a)

     4.2 Form of Promissory Note issued on September 19, 1988 to each Investor identified on the amended Schedule of Investors included with Exhibit 4.1 (a)

     4.3 Form of Registration Agreement, dated September 19, 1988, between the registrant and each Investor identified on the amended Schedule of Investors included with Exhibit 4.1 (a)

     4.4 Registrant's form of Non-Statutory Stock Option Agreement, attached to which is an Option Schedule setting forth the material terms of options granted by the Registrant pursuant thereto (a)

     4.5 Line of Credit Note and Subordination Agreement between the Registrant and Hudson Hotels Corp. dated December 28, 1988 (a)

     4.6 Convertible subordinated debenture due February 1, 2004, with the Bond Fund for Growth (f)

     4.7 Stock Exchange Agreement: 30,500 shares of Common Stock for 16,495 shares of Series A Preferred Stock (f)

     4.8 Convertible subordinated debenture due February 1, 2005, with the Bond Fund for Growth (g)

     9      Voting Trust Agreement (not applicable)

     10.1 Franchise Agreement, dated January 10, 1989, between the Registrant and Lehigh Hotel Corp. (a)

     10.2 Employment Agreement, dated December 1, 1988, between the Registrant and Loren G. Ansley (a)

     10.3 Agreement, dated June 1, 1988, between Hudson Hotels Corp. and the Registrant (a)

     10.4 Agreement, dated April 11, 1988, between the Registrant and Petrus II (a)

     10.5 Master Franchise Agreement, dated February 13, 1991, between the Registrant and Essex Microtel International Lodging, Inc.(b)

     10.6 Exclusive Development Agreement, dated September 30, 1991, between the Registrant and S&E Hospitality Partnership (c)

     10.7   Form of Management Agreement (d)

     10.8   Partnership Agreement of Crestmount Associates (d)

     10.9   Partnership Agreement of Brookwood Hotel Properties (d)

     10.10  Partnership Agreement of Montgomery Group (d)

     10.11  Partnership Agreement of Microtel Leray L.P. (d)

     10.12  Partnership Agreement of Lehigh Hotel Properties (d)

     10.13  Partnership Agreement of Delray Beach Hotel Properties Ltd. (d)

     10.14 Warrant for the Purchase of 125,000 Shares of Common Stock issued to Ladenburg, Thalmann & Co. Inc. (e)

     10.15 Warrant for the Purchase of 25,000 Shares of Common Stock issued to William R. Lerner (e)

     10.16 First Amendment to Master Franchise Agreement between the Company and Essex Microtel International Lodging, Inc. dated March 29, 1993 (e)

     10.17  Agreement between Microtel and Jennifer L. Ansley as
            Executrix of the Estate of Loren G. Ansley (f)

     10.18  Termination of Exclusive Development Agreement (f)

     10.19 Second Amendment to Master Franchise Agreement between the Company and Essex Microtel International Lodging, Inc., dated April 29, 1994 (f)

     10.20  1993 Non-Statutory Employee Stock Option Plan (f)

     10.21  Lease agreement between L, R, R & M, L.L.C., and
            Canandaigua Hotel Corp. (g)

     10.22  Purchase of remaining partnership interest in Crestmount
            Associates (g)

     10.23  Sale of land to Microtel Partners 1995-I, L.P. (g)

     10.24 Joint Venture Agreement Between Microtel Franchise and Development Corporation and US Franchise Systems, Inc. (h)

     10.25  Termination of Master Franchise Agreement

     10.26  Three Party Agreement Between Microtel Franchise and
            Development Corporation, Stonehurst Capital, Inc. and Essex Investment Group, Inc.

     11     Statement re: Computation of Per Share Earnings

     18     Letter on Accounting Change for Revenue Recognition of Franchise
            Fees (e)

     22     Subsidiaries of the Registrant

     25     Power of Attorney (a)

     27     Financial Data Schedule

     28.1 Form of Consulting Agreement entered into between the Registrant and the Underwriter (a)

     28.2   Form of Employee Stock Plan adopted by the Registrant (a)

____________________

     (a) Previously filed as part of, and hereby incorporated by reference to, the Exhibits in the Company's Registration Statement on Form S-18 (File Number 33-26780-NY), as amended by Amendment No. 1 (The "Registration Statement")

     (b) Filed as an Exhibit to the Company's Form 10-K Annual Report for the year ended March 31, 1991, and incorporated hereby by reference

     (c) Filed as an Exhibit to the Company's Form 10-K Annual Report for the year ended March 31, 1992, and incorporated hereby by reference

     (d) Filed as an Exhibit to the Company's Form 8-K Current Report dated June 26, 1992, and incorporated hereby by reference

     (e) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1993

     (f) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1994

     (g) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1995

     (h) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the Quarter Ended September 30, 1995

(B)  Form 8-K - The following report was filed on Form 8-K:


     Date of Report                               Item
     --------------                               ----

     January 19, 1996                   Change of the Company's Fiscal
                                        Year end to December 31, 1995

                       Item 7.  Financial Statements

                 Index to Consolidated Financial Statements

     The following information is presented in this Report:

                                                                            Page
                                                                            ----

          Cover Page                                                        22

          Independent Auditors' Report                                      23

          Consolidated Balance Sheet - December 31, 1995                    24

          Consolidated Statements of Income for the nine months ended
          December 31, 1995 and year ended March 31, 1995                   26

          Consolidated Statements of Changes in Shareholders'
          Investment for the nine months ended December 31, 1995
          and year ended March 31, 1995                                     27

          Consolidated Statements of Cash Flows for the nine months ended December 31, 1995 and year ended March 31, 199528

          Notes to Consolidated Financial Statements                        29

      MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION AND SUBSIDIARIES



                     CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE NINE MONTHS ENDED DECEMBER 31, 1995,
                       AND YEAR ENDED MARCH 31, 1995,
                       TOGETHER WITH AUDITORS' REPORT

                        INDEPENDENT AUDITORS' REPORT
                        ----------------------------




                                        February 29, 1996




To the Shareholders of

     Microtel Franchise and Development Corporation

We have audited the accompanying consolidated balance sheet of Microtel Franchise and Development Corporation (a New York corporation) and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' investment and cash flows for the nine months ended December 31, 1995, and the year ended March 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Microtel Franchise and Development Corporation and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the nine months ended December 31, 1995, and the year ended March 31, 1995, in conformity with generally accepted accounting principles.


                                   /s/ Bonadio & Co., LLP

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
December 31, 1995
--------------------------------------------------------------------------------

ASSETS                                                  1995
------                                                  ----

CURRENT ASSETS:
  Cash and cash equivalents                        $   766,428
  Accounts receivable - trade                          305,942
  Inventories                                           76,645
  Prepaid expenses and other                           147,181
  Accounts and notes receivable -
    Affiliates                                         416,251
    Non-affiliate                                       96,648
                                                    ----------

     Total current assets                            1,809,095
                                                    ----------

INVESTMENTS IN PARTNERSHIP INTERESTS                 2,583,869
                                                    ----------

INVESTMENT IN LAND                                     780,822
                                                    ----------

REAL ESTATE DEVELOPMENT                              1,557,572
                                                    ----------

PROPERTY AND EQUIPMENT, NET                          6,541,617
                                                    ----------

DEFERRED TAX ASSET                                     643,215
                                                    ----------

OTHER ASSETS:

  Mortgage note receivable -
    Affiliate                                        1,300,000
  Deposits                                             299,332
  Intangibles                                          169,398
  Other assets                                          95,670
                                                   -----------

     Total other assets                              1,864,400
                                                    ----------

     Total assets                                  $15,780,590
                                                   ===========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT                  1995
----------------------------------------                  ----

CURRENT LIABILITIES:

  Accounts payable                                 $   194,799
  Accrued payroll and related taxes                     41,060
  Accrued interest                                      46,500
  Other accrued expenses                               303,155
  Current portion of long-term debt                    205,187
  Obligation under franchise agreements                  1,750
  Deferred revenue - Beach Club                        921,976
  Deferred consulting                                  300,000
  Deferred franchise revenue - current                 104,000
  Customer deposits                                     84,846
                                                   -----------

     Total current liabilities                       2,203,273
                                                   -----------

LONG-TERM DEBT                                       8,506,474
                                                   -----------

DEFERRED REVENUE - LAND SALE                           185,055
                                                   -----------

LIMITED PARTNERS' INTEREST IN CONSOLIDATED
  PARTNERSHIPS                                         974,962
                                                   -----------

SHAREHOLDERS' INVESTMENT:

  Preferred stock                                          295
  Common stock                                           3,280
  Additional paid-in capital                         7,171,549
  Warrants outstanding                                  60,000
  Accumulated deficit                               (3,201,443)
                                                  ------------

                                                     4,033,681

  Less:  49,142 shares of common stock in
           treasury, at cost                          (122,855)
                                                  ------------

     Total shareholders' investment                  3,910,826
                                                  ------------

     Total liabilities and shareholders'
       investment                                  $15,780,590
                                                   ===========



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND YEAR ENDED MARCH 31, 1995

____________________________________________________________________________________________________

                                                        Nine Months Ended             Year Ended
                                                        December 31, 1995             March 31, 1995
                                                        -----------------             --------------
OPERATING REVENUES:
  Hotel room rental                                          $ 3,552,785             $ 2,755,254
  Beach Club income                                            1,909,875               2,635,704
  Management fees -
    Non-affiliate                                                199,079                 317,338
    Affiliate                                                    522,682                 504,872
  Royalties                                                      377,332                 352,184
  Franchise placement income                                     108,500                 152,250
  Gain on sale of land                                                --                 185,055
  Development fees                                               120,000                 391,250
  Consulting fees                                                100,000                      --
  Miscellaneous                                                    5,500                     107
                                                           -------------           -------------

        Total operating revenues                               6,895,753               7,294,014

OPERATING EXPENSES                                             5,865,073               5,772,838
                                                             -----------             -----------

        Income from operations before depreciation
          and amortization                                     1,030,680               1,521,176
                                                             -----------             -----------
DEPRECIATION AND AMORTIZATION                                    377,970                 478,808
                                                            ------------             -----------

        Income from operations                                   652,710               1,042,368
                                                            ------------             -----------

OTHER INCOME (EXPENSE):
  Gain on sale of worldwide franchise rights                   1,530,123                      --
  Interest income                                                197,545                 254,165
  Interest expense                                              (680,661)               (769,220)
  Gain on repurchase of franchise rights                         150,000                       --
                                                            ------------                 --------

        Total other income (expense)                           1,197,007                (515,055)

Income from operations, before income taxes,
  minority interest and equity in net losses of
  affiliates                                                   1,849,717                 527,313

INCOME TAXES                                                    (538,761)                881,660
                                                            -------------             ----------

Income from operations, before minority interest,
  and equity in net losses of affiliates                       1,310,956               1,408,973

MINORITY INTEREST                                                 23,106                (291,858)
EQUITY IN LOSSES OF AFFILIATES                                   (23,470)                (52,166)
                                                            -------------           -------------
NET INCOME                                                    $1,310,592              $1,064,949
                                                              ==========              ==========

NET INCOME PER COMMON SHARE - PRIMARY                            $0.33                    $0.28
                                                                 =====                    =====
NET INCOME PER COMMON SHARE - FULLY DILUTED                      $0.31                    $0.28
                                                                 =====                    =====

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND YEAR ENDED MARCH 31, 1995

-------------------------------------------------------------------------------------------------------------------------------
                                                      Additional                        Additional
                                    Series A          Paid-In                           Paid-In
                                    Preferred         Capital             Common        Capital       Warrants       Accumulated
                                       Stock          Preferred            Stock        Common        Outstanding       Deficit
                                    ----------        ---------         -----------     ----------    -----------    -----------
BALANCE, March 31, 1994               $295           1,560,705           $3,046        $4,887,957     $60,000       $(5,354,174)

  Net income                            --                  --               --                --          --         1,064,949

  Issuance of common stock for
    purchase of real estate - land      --                  --               75           168,675          --                --
  Issuance of common stock and
    options for consulting services     --                  --               40           130,585      45,000                --

  Cash dividends paid on
    preferred stock                     --                  --               --                --          --          (127,320)
                                 ---------       -------------        ---------      ------------ -----------      ------------
BALANCE, March 31, 1995                295           1,560,705            3,161         5,187,217    105,000          4,416,545)
  Net income                            --                  --               --                --         --          1,310,592

  Exercise of stock options,
  including related tax benefits       --                   --              119           418,272     (45,000)               --

  Sale of treasury stock               --                   --               --             5,355          --                --

  Cash dividends paid on prefer red
    stock                               --                  --               --                --          --           (95,490)
                                    ------           ---------           ------         ---------     -------      ------------

BALANCE, December 31, 1995            $295          $1,560,705           $3,280        $5,610,844    $60,000        $(3,201,443)
                                      ====          ==========           ======        ==========    =======       ============

                                      Treasury
                                       Stock            Total
                                     ----------         -----
BALANCE, March 31, 1994              $(125,000)       $1,032,829

  Net income                                --         1,064,949

  Issuance of common stock for
    purchase of real estate - land          --           168,750
  Issuance of common stock and
    options for consulting services         --           175,625

  Cash dividends paid on
    preferred stock                         --          (127,320)
                                 -------------        ----------
BALANCE, March 31, 1995               (125,000)        2,314,833
  Net income                                --         1,310,592

  Exercise of stock options,
  including related tax benefits            --           373,391

  Sale of treasury stock                 2,145             7,500

  Cash dividends paid on prefer red
    stock                                   --           (95,490)
                                     ---------      ------------

BALANCE, December 31, 1995           $(122,855)       $3,910,826
                                    ==========        ==========



Stock balances at March 31, 1995:

  Common stock, 3,111,067 shares; preferred stock, 294,723 shares

Stock balances at December 31, 1995:

  Common stock, 3,231,425 shares; preferred stock, 294,723 shares




        The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND YEAR ENDED MARCH 31, 1995

                                                                  Nine Months Ended             Year Ended
                                                                  December 31, 1995            March 31, 1995
                                                                  -----------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                      $1,310,592                     $1,064,949
        Adjustments to reconcile net income to net cash
          from operating activities
            Deferred tax provision (benefit)                         258,916                       (891,159)
            Depreciation and amortization                            377,970                        478,808
            Gain on sale of land                                          --                       (185,055)
            Gain on repurchase of franchise rights                  (150,000)                            --
            Minority interest in loss (earnings)                     (23,106)                       291,858
            Non-cash consulting                                       24,994                         12,574
            Equity in net losses of affiliates                        23,470                         52,166
            Provision for (Benefit from) bad debts                   (34,788)                        81,140
            Capital distributions from unconsolidated
              partnership interests                                   36,014                         33,181
            Cash proceeds on land sale                                    --                        573,105
            (Increase) decrease in assets -
              Accounts receivable - trade                            193,554                       (171,085)
              Inventories                                             16,202                        (49,191)
              Prepaid expenses                                        66,710                       (148,378)
              Accounts and notes receivable -
                Non-affiliates                                            --                       (163,719)
            Increase (decrease) in liabilities -
              Accounts payable                                       (30,544)                       190,644
              Accrued payroll and related taxes                      (57,646)                         9,917
              Accrued interest                                       (11,817)                         9,031
              Other accrued expenses                                 199,889                        140,388
              Deferred revenue - beach club                          305,499                         61,060
              Deferred consulting                                    300,000                             --
              Customer deposits                                        8,779                         45,408
              Cash paid to repurchase franchise rights              (200,000)                            --
              Deferred franchise revenue                            (126,000)                      (101,250)
                                                                  ----------                     ----------

                 Net cash provided by operating activities         2,488,688                      1,334,392
                                                                  ----------                     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of land/real estate development                     (1,242,437)                      (475,135)
  Deposit on leased operations                                            --                       (250,000)
  Capital contribution to unconsolidated partnership interests      (575,000)                    (1,224,000)
  Collection on non-affiliate mortgage                               100,000                        100,000
  Collection on affiliate notes receivable                           237,243                        425,151
  Increase in non-affiliates accounts and notes receivable           337,047                        (64,290)
  Purchase of equipment                                             (256,466)                      (317,153)
  Change in other assets                                             (70,899)                       (69,347)
                                                                  ----------                     ----------

                 Net cash used in investing activities            (1,470,512)                    (1,874,774)
                                                                  ----------                     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners                                 (200,474)                    (1,529,248)
  Proceeds of borrowings                                           5,400,000                      1,500,000
  Payments of debts                                               (5,459,043)                      (435,045)
  Borrowings on line of credit, net                                 (316,000)                       316,000
  Exercise of options/sale of treasury stock                         246,950                             --
  Mortgage Acquisition costs                                        (160,737)                            --
  Dividends paid                                                     (95,490)                      (127,320)
                                                                  ----------                     ----------

                 Net cash used in
                   financing activities                             (584,794)                      (275,613)
                                                                  ----------                     ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                            433,382                       (815,995)

CASH AND CASH EQUIVALENTS - beginning of period                      333,046                      1,149,041
                                                                  ----------                     ----------

CASH AND CASH EQUIVALENTS - end of period                          $ 766,428                     $  333,046
                                                                   =========                     ==========

    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
          Interest                                                 $ 692,478                     $  760,189
                                                                   ==========                    ==========

          Income taxes                                             $  41,119                     $    8,125
                                                                   ==========                    ==========


               MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             December 31, 1995



1.  THE COMPANY:
    ------------

     Microtel Franchise and Development Corporation (the Company) was incorporated in the State of New York on June 5, 1987. The Company was organized to develop and franchise a national chain of economy limited service lodging facilities ("Microtels"), using the service mark MICROTEL, which offers downsized rooms with higher quality furnishings at rates below those available at competing national lodging chains. Microtels establish low room rates by eliminating various non-essential facilities and seek to attract price-conscious travelers.

     On June 26, 1992, the Company signed an Agreement of Merger and Plan of Reorganization with Hudson Hotels Corp. whereby the Company exchanged 1,521,067 shares of its common stock for all of the outstanding common stock of Hudson Hotels Corporation. In addition, 175,000 shares of Microtel stock were placed in escrow to be distributed if consolidated net earnings (as defined) exceed certain levels. These levels were never exceeded. The results of operations of Hudson Hotels Corp. have been included in the consolidated statements of operations since the date of acquisition.

     On April 1, 1994, the Company completed a statutory merger of Hudson Hotels Corporation. As a result of the merger, the former (Hudson Hotels Corporation) company is referred to as Hudson Hotels, a division of Microtel. The division provides a full range of hotel services including development, operations, management, sales and marketing, business systems, financial management and food and beverage management.

     On October 5, 1995, the Company signed an exclusive Joint Venture Agreement with US Franchise Systems, Inc. ("USFS") in which USFS purchased worldwide franchising and administration for the Microtel franchise chain (see Note 18 for explanation of the Joint Venture Agreement). As a result, the Company will concentrate on hotel development and management and joint venture projects, which has been the Company's strength since the acquisition of Hudson Hotels.

     In addition, the Company has changed its fiscal year end from March 31, to December 31. This change will coincide with its individual hotel property, partnerships and joint venture investment year ends and simplify the Company's accounting and reporting.

     At December 31, 1995 the Company managed 16 hotel properties in the northeastern and southeastern United States, including seven "Microtels". The Company owns a minority interest in 14 of the hotel properties.

     The Company operates in the industry segment of hotel development and management.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Accounting Period -
-----------------

     In 1995, the Company changed its fiscal year end to December 31. Fiscal 1995 is a nine month transition period ended December 31, 1995.

Principles of consolidation -
---------------------------

     The consolidated financial statements include the accounts of Microtel and its wholly-owned subsidiaries, Canandaigua Hotel Corp., Victor Hotel Corp., Microtel Partners Corp., Watertown Hotel Corp., Delray Beach Hotel Corp., Muar Lakes Hotel Corp., Jamestown Hotel Corp., Airport Hotel Corp., Ridge Road Hotel Corp., 950 Jefferson Hotel Corp. and Brookwood Funding Corp. collectively referred to as the Company. The consolidated financial statements also include the accounts of partnerships which are controlled by the Company (see below and Note 3). Other investments in partnerships which the Company does not control are accounted for under the equity method (see below and Note 3). Income and expenses are recorded on the accrual basis of accounting and all significant intercompany accounts and transactions have been eliminated.

Investments in partnership interests -
------------------------------------

The Company owns equity interests, either as a general or limited partner, in entities which own hotel properties or real estate which may be developed as a hotel property. These partnerships and the Company's ownership percentages are as follows at December 31, 1995:

The Company owns equity interests, either as a general or limited partner, in entities which own hotel properties or real estate which may be developed as a hotel property. These partnerships and the Company's ownership percentages are as follows at December 31, 1995:


         Delray Beach Hotel Properties Limited, as general partner                       20.00%

         Delray Beach Hotel Properties Limited, as a limited partner                      6.16%

         Brookwood Hotel Properties, as a general partner                                27.75%

         Essex Microtel Leray L.P., as a limited partner                                  4.00%
         The Montgomery Group, Ltd.,  as a limited partner                                4.12%

         Airport Hotel Properties, L.P., as a general partner                             1.00%

         Airport Hotel Properties, L.P., as a limited partner                            20.50%

         Muar Lakes Associates, L.P., as a general partner                                1.00%

         Muar Lakes Associates, L.P., as a limited partner                                4.00%

         Ridge Road Hotel Properties, L.P.,  as a general partner                         1.12%

         Ridge Road Hotel Properties, L.P., as a limited partner                          7.57%

         Jamestown Hotel Properties, L.P., as a general partner                           1.00%

         Jamestown Hotel Properties, L.P., as a limited partner                           6.75%

         950 Jefferson Road Associates, L.P., as a general partner                        1.00%

         950 Jefferson Road Associates, L.P., as a limited partner                        1.00%

         Fishers Road Hotel Properties, L.P., as general partner                          1.00%

         Fishers Road Hotel Properties, L.P., as a limited partner                       21.50%

         Microtel Partners 1995-I, L.P., as general partner                               1.00%

         Microtel Partners 1995-I, L.P., as a limited partner                            49.00%

         Microtel Gatlinburg, L.P., as a limited partner                                 10.00%

         Rochester Hospitality Partners, L.P., as a limited partner                      20.00%


     The Company is also a general partner, with a 1% interest, in property and currently holds a mortgage upon the property securing a portion of the sale price of the property.

     In addition, the Company is a partner in Brookwood Funding Associates, L.P., a partnership which holds a $1,500,000 second mortgage on property owned by Brookwood Hotel Properties, an entity in which the Company also owns an equity interest. The Company's ownership percentage in Brookwood Funding Associates, L.P. at December 31, 1995 is 1.67%.

     The Company, in its capacity as sole general partner and by the terms of the partnership agreements, controls the partnerships of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P. The total capital account balances of the partnerships and ownership percentages of partners other than the Company in the controlled partnerships are as follows at December 31, 1995:




                                                        Total         Other
                                                      Capital       Ownership %
                                                      -------       -----------

         Delray Beach Hotel Properties Limited        ($291,782)      73.84%
         Watertown Hotel Properties II, L.P.          1,311,041       99.00%
                                                     ----------
                                                     $1,019,259
                                                     ==========

     Income and losses of controlled partnerships are allocated to the Company according to the terms of each partnership agreement.

     The Company received development and franchise placement fees totaling $175,500 in the nine months ended 1995 and $376,250 for the year ended March 31, 1995 from unconsolidated entities in which the Company has a minority interest. Development fees represent cost reimbursement. The Company also receives ongoing royalties from these entities on the same basis as independent parties.

     The investments in partnership interests of $2,583,869 as reflected on the accompanying consolidated balance sheet consists of the Company's investments in the partnerships which are accounted for under the equity method and a step-up in basis to their estimated fair market value as of the date of acquisition of Hudson. This step-up in basis amounted to $984,294 and is being amortized on a straight-line basis over a ten year period, the estimated useful life of the underlying assets of the partnerships. Accumulated amortization at December 31, 1995 amounted to $346,191.

Cash and cash equivalents -
-------------------------

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks with maturities of less than 30 days. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable - Trade
---------------------------

     Accounts Receivable - Trade represent billed receivables to hotel entities for management services or royalties due. At December 31, 1995, $70,417 represents amounts due from entities in which the Company has a minority interest.

Inventories -
------------

     Inventories are stated at the lower of cost, on a first-in, first-out method, or market and consist primarily of hotel supplies.

Property and equipment -
------------------------

     Property and equipment are recorded at cost. When retired or otherwise disposed of, the related cost and accumulated depreciation are reversed and the net difference, less any amount realized from the disposition, is reflected as income or loss. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed.

Property and equipment consists of the following at December 31, 1995:

            Building                                 $6,905,619
            Furniture and equipment                   1,251,979
            Other                                       132,349
                                                   ------------
                                                      8,289,947
            Less - Accumulated depreciation         (1,748,330)
                                                    -----------
                                                    $ 6,541,617
                                                    ===========


     For financial reporting purposes, depreciation is computed using the straight-line method for building and accelerated methods for furniture and equipment over the following estimated useful lives:

                  Building                     31.5 years
                  Furniture and                 5-7 years
                  Equipment                 10-31.5 years
                  Other


Intangible assets -
-----------------

     Intangible assets consist of the following at December 31,1995:



            Deferred financing costs                 $  161,000
            Other                                        10,000
                                                   ------------
                                                        171,000
            Less - Accumulated amortization             (1,602)
                                                   ------------
                                                     $  169,398
                                                     ==========



     Deferred financing costs represent fees and other costs incurred to obtain financing. These costs are being amortized over the terms of the financing commitments.

     Amortization expense amounted to $20,275 and $20,802 for the transition period ended December 31, 1995 and year ended March 31, 1995, respectively. .

Revenue recognition  -
--------------------

     Royalty fee revenue is based on gross room revenues and the number of franchised businesses open under the Company's Joint Venture Agreement with US Franchise Systems, Inc. (see Note 18).

     Franchise placement income is recognized at the date the "Microtels" are opened, as allowed under the Company's Joint Venture Agreement with US Franchise Systems, Inc.(see Note 18).

     Management fee revenue is recognized monthly as the services are performed in accordance with the terms of the management contracts and is generally based on a percentage of the managed property's revenue plus charges for accounting and marketing fees.

     Development fee revenue is recognized monthly as the services are performed in accordance with the terms of the development contracts.

     Membership dues for the beach club owned by Delray Beach Hotel Properties Limited, are recognized ratably over the membership period. Membership dues paid in advance are reflected as deferred membership dues.

Installment Method of Accounting
--------------------------------

     As a result of the Joint Venture Agreement with US Franchise Systems, Inc. (see Note 18), the Company has elected to record the proceeds received on the installment method of accounting. This method is applicable in cases where receivables are collectable over an extended period of time and where there is little basis for estimating the degree of collectibility.
At December 31, 1995, the Company has $1,437,641 recorded as an installment sale receivable offset by an equal amount of deferred installment revenue. Deferred installment revenue will be recognized in accordance with payments received in the future (see Note 18).

Net income per common share -
---------------------------

     Earnings per share are computed on the basis of the weighted average common share and common share equivalents outstanding during the period. The payment of preferred dividends, which is not included in net earnings, is included in the computation of earnings per share. The weighted average number of common shares outstanding is as follows:

          Transition period ended December 31, 1995       3,706,333
          Year ended March 31, 1995                       3,316,415


Estimates -
---------

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

3.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS:
    ------------------------------------------------------------------------

     The following is a summary of condensed financial information for the nine months ended December 31, 1995, for the partnerships which the Company controls and a combined summary of condensed financial information for the unconsolidated partnerships which the Company does not control for the partnerships' year ended December 31, 1995.

                               Delray Beach
                                    Hotel      Watertown            Total
                               Properties      Hotel Properties     Consolidated      Unconsolidated
                                   Limited     II, L.P.             Partnerships      Partnerships
                               -------------   ----------           ------------      ------------
 Property and equipment
   net of accumulated
   depreciation              $6,422,920        $           --       $6,422,920       $24,794,952

 Current assets                 751,594            11,041              762,635         1,692,438
 Notes and mortgage
   receivable - noncurrent           --         1,300,000            1,300,000         1,500,000

 Other assets                   189,069                --              189,069           656,256
                              ---------        ----------           ----------       -----------


   TOTAL ASSETS               7,363,583         1,311,041            8,674,624        28,643,646
                             ----------        ----------           ----------       -----------

 Mortgage and notes
   payable - current             89,356                --               89,356         2,319,919

 Other current liabilities    1,255,365                --            1,255,365         1,068,610

 Mortgage and note  payable   6,310,644                --            6,310,644        22,865,582
                             ----------        ----------           ----------       -----------
    non current

   TOTAL LIABILITIES          7,655,365                --            7,655,365        26,254,111
                             ----------        ----------           ----------       -----------


 NET ASSETS                  $ (291,782)       $1,311,041           $1,019,259       $ 2,389,535
                             ==========        ==========           ==========       ===========

 Net revenues                $3,046,055                --           $3,046,055       $12,843,247

 Operating expenses          (2,689,075)               --           (2,689,075)       (7,048,699)
                             ----------        ----------           ----------       -----------

 Income from
   operations                   356,980                --              356,980         5,794,548

 Other income (expense),
   net                         (517,089)          103,333             (413,756)       (5,342,660)
                             ----------        ----------           -----------      -----------

 NET  INCOME (LOSS)          $ (160,109)       $  103,333            $ (56,776)      $   451,888
                             ==========        ==========           ==========       ===========


4.  INVESTMENT IN LAND
    ------------------

     Investment in land is summarized as follows:

                                                 Amount       Acres
                                               ----------     -----

        Tonawanda, New York                    $  780,822      8.13


     The Company is holding the land as an investment. It is the intent of the Company to sell the subdivided land to other hotel and restaurant developers.

     This parcel is located in a populated area adjacent to an interstate highway and is considered an ideal location for hotel construction. The parcel is zoned for hotel and restaurant development.

     See Note 17 for discussion relating to the acquisition of land.

5.  REAL ESTATE DEVELOPMENT
    -----------------------

     Real estate development in process at December 31, 1995 is summarized as follows:

                                                       Amount         Acres
                                                     ----------       -----
        Cost of Land under development:
          Strawberry Plains Pike, Tennessee            $310,204        1.39
          Irving, Texas                                 473,032        2.02
          Plano, Texas                                  595,661        2.00
                                                     ----------


                                                      1,378,897
        Development in process                          178,675
                                                     ----------

        Total real estate development in process     $1,557,572
                                                     ==========

     All of the parcels above are located in populated areas adjacent to interstate highways and are considered ideal locations for hotel construction. All parcels are zoned for commercial use.

     Development in process includes land and site development costs which are accumulated by specific site. Upon sale to a specific ownership entity, the Company will be reimbursed for all land and site development costs specifically associated with the parcel.

6.  ACCOUNTS AND NOTES RECEIVABLE
    -----------------------------

Affiliates:
-----------

     The Company has advanced affiliated entities the following amounts as of December 31, 1995:



          Rochester Hospitality Partners, L.P.          113,636
          Fishers Road Hotel Properties, L.P.            40,000
          Airport Hotel Properties, L.P.                 48,300
          Gatlinburg Microtel, L.P.                      15,000
          S&W Restaurants, Inc.                          73,085
          Microtel  Partners 1995-I, L.P.                92,371
          Other                                          33,859
                                                       --------


                                                       $416,251
                                                       ========

The advances above represent demand notes, interest is charged at prime plus 1% and are not collateralized.

Nonaffiliates:
--------------

     On February 13, 1991, the Company entered into a master franchise agreement whereby the Company granted the rights to an unrelated party to license entities and operate Microtel hotels in Canada exclusive of the Province of Alberta and to assist in the development and operation of such hotels. In consideration for these rights, the Company received a non-refundable initial master franchise fee of $350,000 in the form of a promissory note. The note required an initial installment of $150,000 with three additional annual installments of $66,667 beginning February 13, 1992. The initial installment as well as the first annual installment were received.

     On March 29, 1993, the Master Franchise Agreement was amended to extend the term from 6 1/2 to 8 years. By the end of this eight year period, the Master Franchisee agreed to have open or under construction 40 Microtel hotels and to have an additional seven Microtel hotels under development. EMILI paid $10,000 of the installment due February 13, 1993. In addition, payments of $1,000 per quarter commenced April 1, 1993, against the remaining installment balance, inclusive of interest of one-half percent over prime rate.

     On April 29, 1994, a Second Amendment was executed by Essex Microtel International Lodging, Inc., ("EMILI"), and the Company relating to the Canadian Master Franchise Agreement. This occurred because the current economic conditions in Canada prevented EMILI from meeting the Development Schedule. The Second Amendment extended the Development Schedule to 9 1/4 years. In addition, EMILI paid the Company $10,000 of the payment due on February 13, 1994, and agreed to pay the Company $2,000 per quarter beginning April 1, 1994. The remaining balance, plus interest of one-half percent over Prime Rate, was payable on February 13, 1995.

     On June 30, 1995, a Third Amendment was executed by EMILI and the Company relating to the Canadian Master Franchise Agreement. This occurred because the current economic conditions in Canada prevented EMILI from meeting the Development Schedule. The Third Amendment extended the Development Schedule to 10 1/4 years, extended the period that the Company was to provide to EMILI certain products, services and assistance to August 13, 1997, temporarily suspended the requirement that EMILI employ a training director until the earlier of May 15, 1997, or the time EMILI has four Microtels open or under construction, allowed EMILI to utilize the Company's training facilities and trainers until such time that EMILI has an operating Microtel open. In addition, the Company obtained the absolute right, at its option, to terminate the Master Franchise Agreement in the event that the Company should negotiate the licensing or sale to a third party of the worldwide franchise rights. In connection with this amendment, EMILI paid the Company its entire remaining financial obligation.

     Effective October 5, 1995, pursuant to the Third Amendment executed on June 30, 1995, the EMILI Master Franchise Agreement was terminated upon the Company signing a Joint Venture Agreement with US Franchise Systems, Inc. (see Note 18).

7.  MORTGAGE RECEIVABLE:
    --------------------

     On November 1, 1991, Watertown Hotel Properties II, L.P., a partnership in which the Company holds an equity interest, executed a mortgage agreement and note for $1,500,000 with stated interest at 12% and due in full on October 31, 1994, together with all accrued interest. The mortgage was issued by Essex Microtel Leray, L.P., a partnership in which the Company holds a 4% limited partnership interest.

     On October 25, 1994, Watertown Hotel Properties II, L.P. extended the term and modified the interest rate and certain other terms, covenants and provisions of the original mortgage agreement dated November 1, 1991. On November 1, 1994, a principal payment of $100,000 was made, and from that date, the loan earns interest at the rate of 10% per annum. Another mandatory $100,000 principal payment was made on November 1, 1995. The loan will mature and become fully due on October 31, 1996. The Company intends to discuss options with the mortgagee about possibly refinancing the mortgage balance of $1,300,000.

     The modification agreement provides Essex Microtel Leray, L.P., with the option to prepay in full plus accrued interest at any time prior to maturity without penalty.

     In January 1995, the Company received a note from Delray Beach Hotel Properties Limited, for $1,000,000 due May 1, 2000. Under the terms of the note, payments require interest only, calculated at 12% per annum until April 1996. In addition, minimum monthly principal payments of $7,500 will be required beginning May 1, 1996. Additional principal payments can be made at any time, without penalty. The note does not appear on the face of the balance sheet, as it is eliminated during consolidation. The Company was able to provide these funds through the proceeds of a $1,500,000 subordinated debenture.

8.  LINES OF CREDIT:
    ----------------

     On December 13, 1995, the Company signed a $500,000 working capital demand line of credit agreement with a commercial bank which bears interest at prime plus 3/4%. Amounts borrowed are collateralized by substantially all of the Company's assets. At December 31, 1995, no funds were borrowed under the terms of this line.

     On December 13, 1995, the Company signed a commitment letter for a $2,000,000 loan limit with a commercial bank for the intended purpose of purchasing land for the development of hotel properties. The loan limit bears interest at prime plus 1% and a fee of 1/4% on each advance. Each advance is due nine months from the date of the draw. Amounts borrowed are collateralized by substantially all of the Company's assets. At December 31, 1995, no funds were borrowed under the terms of this loan limit.

9.  DEBT:
    -----



       Long-term debt consists of the following at December 31, 1995:

          Mortgage payable to bank by Delray Beach Hotel Properties
          Limited dated November 29, 1995, due in monthly installments of
          $52,111 including principal and interest at 10% adjusted annually at prime plus 1%.  A balloon repayment of $3,943,313  is due in December 2005.  The mortgage is collateralized by the hotel property and revenues from the hotel and beach club.
          See Note 11 for discussion of mortgage guarantees.                             $5,400,000

          8% convertible subordinated debenture payable by the Company,
          due February 1, 2004.                                                           1,500,000

          8% convertible subordinated debenture payable by the Company,
          due February 1, 2005.                                                           1,500,000

          8% note payable to the Estate of Loren G. Ansley by the Company, payable in monthly installments of $8,147, including principal and
          interest.                                                                          93,661

          4.4% Town of Tonawanda bonds with yearly principal payments of
          $22,169 through 1997 and yearly principal payments of $18,475
          thereafter until 2006.                                                            218,000
                                                                                         ----------

          Total long-term debt                                                            8,711,661
          Less - current portion                                                           (205,187)
                                                                                         ----------

                                                                                         $8,506,474
                                                                                         ==========


     The conversion price of the 8% convertible subordinated debenture due February 1, 2004 is $5.00 per common share. This price will reset on August 1, 1996, based on 125% of the average volume weighted price over the last thirty days or such number of days having 150,000 shares of trading volume. A maximum and minimum conversion price for common shares are set at $5.00 and $2.00, respectively. At the holder's option, at any time on or before the maturity, the debenture or any part may be converted for common shares subject to the terms above. This debenture is subordinate and junior in right of payment to the senior indebtedness of the Company.

     The conversion price of the 8% convertible subordinated debenture due February 1, 2005, is $5.00 per common share. This price will reset on August 1, 1997, based on 125% of the average volume weighted price over the last thirty days or such number of days having 150,000 shares of trading volume. A maximum and minimum conversion price for common shares are set at $5.00 and $2.00, respectively. At the holder's option, at any time on or before the maturity, the debenture or any part may be converted for common shares subject to the terms above. This debenture is subordinate and junior in right of payment to the senior indebtedness of the Company.

     Future minimum repayments under long-term debt are as follows:

                    1996                 $ 205,187
                    1997                   120,883
                    1998                   131,219
                    1999                   138,943
                    2000                   151,558
                    Thereafter           7,963,871
                                         ---------

                    TOTAL               $8,711,661
                                        ==========

     The Company has guaranteed repayment of the mortgage payable. The limited partners of Delray Beach Hotel Properties Limited have guaranteed, in the aggregate, repayment of 50% of the mortgage. The mortgage also requires Delray Beach Hotel Properties Limited to meet certain financial covenants, which were met at December 31, 1995.

10.  SHAREHOLDERS' INVESTMENT:
     -------------------------

(A)  Preferred Stock
     ---------------

     At December 31, 1995, the Company's authorized preferred shares were 10,000,000 at $.001 par value, 294,723 of which were issued and outstanding.

     Series A Preferred Stock - 294,723 shares are issued and outstanding and includes a liquidation preference of $5.40 per share. Dividends are paid at $.432 per share annual, cumulative, subject to Board declaration. Voting rights are co-equal with Common Shares; 1 share, 1 vote. Each Preferred Share is convertible at the option of the holder into one share of Microtel Common Stock, with antidilution protection. The Preferred Shares are redeemable at the option of Microtel for debentures.

(B)  Common Stock
     ------------

     At December 31, 1995, the Company's authorized common shares were 20,000,000 at $.001 par value per share, 3,231,425 of which were issued and outstanding.

     In conjunction with the exclusive development and master franchise agreements (see Note 6 and 12), the Company granted warrants to unrelated third parties to purchase 150,000 shares of Company common stock at $6.60 per share, expiring through 2002.

     In 1990, warrants to purchase 100,000 shares of Company common stock at $6.60 per share were granted for financial advisory services, expiring in 2000.

     In 1993, warrants to purchase 125,000 shares of Company common stock at $2.00 per share were granted to a securities firm for investment banking services, expiring in 1997. In addition, as a fee for assistance in selecting the above security firm, the Company granted warrants to an unrelated third party to purchase 25,000 shares of Company common stock at $2.00 per share, expiring in 1997. These warrants have been rescinded by the Board of Directors of the Company (see Notes 15 and 20).

     In 1995, warrants to purchase 125,000 shares of Company stock at $3.00 per share were granted to two securities firms for investment banking and consulting services, expiring in 1997.

     In 1995, warrants to purchase 100,000 shares of Company stock at $8.375 per share were granted to US Franchise Systems, Inc. expiring in 2000. Due to the restrictive nature of the warrants, non-transferability and the exercise price, the warrants are considered diminimus in value at the date of issue.

     Of the foregoing warrants, 211,875 have been purchased by E. Anthony Wilson, Chairman of the Board and Chief Executive Officer of the Company.

     On June 17, 1994, the Company issued 75,000 shares of restricted common stock as consideration for the purchase of the remaining partnership interest in Crestmount Associates.

     On August 1, 1994, the Company issued 15,000 shares of its common stock and 20,000 options to purchase common stock at $.01 per share to an individual for five years of future financial consulting services. The option expires in 2004. These options were authorized by the Board of Directors on August 23, 1994 and exercised during the nine months ended December 31, 1995.

     On October 21, 1994, the Company issued 25,000 shares of its common stock to an individual for future financial consulting services to be provided for a term of five years.

     In October 1988, the Company issued options to purchase 25,000 shares of Company common stock at $1.50 per share to an independent architect who participated in the early creation and design of the "Microtel" concept.

     In October 1988, the Company issued options to purchase, in the aggregate, 100,000 shares of the Company common stock at $1.50 per share to the founding shareholders of the Company. During the nine month period ended December 31, 1995, 15,000 options were exercised.

     The Company has established the following stock option plans, authorized by the Board of Directors and approved by shareholders:

     --1990 Employee Stock Option Plan, whereby 100,000 shares of the Company's common stock is reserved for issuance under plan provisions to Directors, Officers and key employees pursuant to the exercise of qualified stock options, non-qualified stock options and direct purchase of stock. The granted options vest over a two year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. At December 31, 1995, 4,500 shares were available for grant under this plan.

     --1993 Employee Stock Option Plan, whereby 550,000 shares of the Company's common stock is reserved for issuance under plan provisions to Officers and key employees pursuant to the exercise of qualified stock options, non-qualified stock options and direct purchase of stock. The granted options vest over a two year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. At December 31, 1995, 139,000 shares were available for grant under this plan.

     --1993 Directors Stock Option Plan, whereby 135,000 shares of the Company's common stock is reserved for issuance under plan provisions to outside Directors. The granted options vest over a two year period with 1/3 vesting immediately, with 1/3 vesting over the first and second anniversary. At December 31, 1995, 54,000 shares were available for grant under this plan.

     A summary of changes in common stock options during the transition period ended December 31, 1995 and year ended March 31, 1995 is:


                                        Number of Shares      Price Per Share
                                        ----------------      ---------------

Outstanding at March 31, 1994                 538,000         $ 1.50 - $3.75
Granted                                        20,000         $  .01
                                             --------
Outstanding at March 31, 1995                 558,000         $  .01 - $3.75
Granted                                       194,500         $4.125
Exercised                                    (119,500)        $  .01 - $3.75
                                             --------
Outstanding (held by 23 optionees) at
  December 31, 1995                           633,000         $ 1.50 - $4.125
                                             ========
Options exercisable at:
  December 31, 1995                           402,167
                                             ========
  March 31, 1995                              456,834
                                             ========

11.   COMMITMENTS:
      ------------

     Certain office space and automobiles are rented under non-cancelable operating leases that expire at various dates through 1998. The following is a schedule of future minimum annual rentals on non-cancelable operating leases:

                         1996        $144,486
                         1997          96,256
                         1998           2,328

     Total rent expense for the transition period ended December 31, 1995, and year ended March 31, 1995, was $119,867and $142,189, respectively.

     In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. One of the minority owners of L, R, R & M, L.L.C. is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company (see Note 16).

     As a partner in the partnerships disclosed in Note 2, the Company has guaranteed portions of mortgages payable relating to the partnerships. The guarantees range from 100% to 200% of the outstanding mortgages payable to banks. Amounts guaranteed by the Company related to the partnerships' mortgages payable were approximately $8.8 million at December 31, 1995. This balance includes the Company's guarantee of Delray Beach Hotel Properties Limited's mortgage payable to a bank which has an outstanding balance of $5,400,000 at December 31, 1995, along with limited partner guarantees.

12.  EXCLUSIVE DEVELOPMENT AGREEMENT:
     --------------------------------

     On September 30, 1991, the Company entered into an exclusive development agreement granting the rights to S&E Hospitality Partnership ("S&E") to develop and operate 75 Microtel hotels in various states. In consideration for these rights, Microtel received a non-refundable exclusive development fee of $500,000 representing 20 prepaid franchises. Income recognition of this fee was deferred by the Company. The first of 20 franchises was opened in Allentown, Pennsylvania, in May 1993.

     In March 1994, a Termination of Exclusive Development Agreement was executed by S&E Hospitality Partnership and the Company, due to the occurrence of the second consecutive default by S&E on the Development Schedule, resulting in the exclusive territorial rights reverting back to the Company. According to the terms and conditions of the Termination Agreement, certain provisions survived; namely, that S&E's partners retained the right to develop the balance of the Microtels for which S&E's partners paid the non-refundable franchise fees. Therefore, 19 Microtels were able to be developed by S&E's partners at any approved location within or outside of the originally defined territory.

     On June 30, 1995, the Company entered into an agreement with the former partners of S&E Hospitality Partnership whereas one of the former partners of S&E sold assigned prepaid franchises (14) for $200,000 back to the Company. The 14 prepaid franchises had been recorded as deferred revenue with value of $350,000 on the Company's balance sheet prior to the transaction. This transaction resulted in a $150,000 gain. The remaining 5 prepaid franchises are still being held by partners of S&E. In May 1995, one of the five prepaid franchises was used for the Microtel opened in Colonie, New York; in July 1995, another was used for the Microtel opened in Greensboro, North Carolina and in September 1995, another was used for the Microtel opened in Chattanooga, Tennessee. Microtels representing the remaining two prepaid franchises were under construction at December 31, 1995.

     The Company will recognize revenue as each individual franchised hotel opens.

13.   INCOME TAXES:
      -------------

     Income taxes are provided in accordance with Statement of Financial Accounting Standard, No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. The Statement requires that deferred income taxes be provided to reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by current tax laws and regulations. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     The components of the provision (benefit) for income taxes are as follows:

                                 Transition Period                Year Ended
                                 Ended December 31, 1995          March 31, 1995
                                 -----------------------          --------------

                Current:
                  Federal            $228,900                       $      --
                  State                50,945                           9,499
                Deferred:
                  Federal             194,187                        (690,295)
                  State                64,729                        (200,864)
                                     --------                       ----------

                Total                $538,761                       $(881,660)
                                     ========                       =========

     Deferred tax (liabilities) assets are comprised of the following at December 31, 1995:

                Gross up of purchased Company                     $ (254,858)
                Minority interest                                    (68,697)
                                                                  ----------

                Gross deferred tax liability                        (323,555)
                                                                  ----------

                Loss carryforwards                                   570,580
                Deferred revenue                                     116,475
                Deferred consulting                                  120,886
                Bad debt reserve                                      38,683
                Tax credit                                           112,452
                Miscellaneous                                          7,694
                                                                  ----------
                   Gross deferred tax assets                         966,770
                                                                  ----------
                Net deferred tax asset                            $  643,215
                                                                  ==========


     The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income from continuing operations as a result of the following differences:


                                                       1995               1994
                                                      ------             ------
Statutory US tax rates                            $  628,780         $  62,318

Increase (decrease) in rates resulting from:
  Change in estimated  tax rates                         --           (323,525)
  Change in valuation allowance                     (174,815)         (665,309)
  State income taxes, net of federal income tax      110,961            10,887
  Other                                              (26,165)           33,969
                                                   ---------         ---------

Provision for (benefit from) Income taxes           $538,761         $(881,660)
                                                    ========         =========

       At December 31, 1995, the Company has tax net operating loss carryforwards of approximately $1,416,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

14.  CASH FLOW STATEMENT SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTIONS:
     ----------------------------------------------------------------------

       In connection with the acquisition of land for investment during fiscal year 1995, liabilities were assumed as follows:

       Value of land acquired           $867,800
       Less:  Cash paid                  150,000
              Stock issued               168,750
              Note issued                182,850
                                        --------

       Liabilities assumed              $366,200
                                        ========

15.  LITIGATION
     ----------

     On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, SHORE Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE Holdings, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8, 1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial during 1996.

     On February 11, 1993, a complaint was filed in the Western District of New York, United States District Court, by John Miranda, Susan Miranda and Christopher Miranda, seeking damages and costs against Quality Inn International, Choice Hotels International, and naming Hudson as a co-defendant. The requested relief in this case, John Miranda and Susan Miranda and Christopher Miranda vs. Quality Inns International Inc., Choice Hotels International Inc., Ridge Road Hotel Properties, Ridge Road Hotel Properties d/b/a Comfort Inn, a/k/a Comfort Inn West, Hudson Hotels Corp., and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley, was based on allegations that John Miranda, while staying at the Comfort Inn, stepped on a needle, and claims negligence and lack of due care on the part of the defendants. This case is being diligently defended by the insurance carrier of Ridge Road Hotel Properties and Hudson. The Company believes that it has adequate insurance for any potential loss.

   After taking into consideration legal Counsel's evaluation of all such actions, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a significant effect on the Company's financial statements.

     On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. The Company has answered the complaint, denying the relevant allegations and asserting several affirmative defenses. Discovery in the case has commenced and is continuing. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

16.  DEPOSITS
     --------

     In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York from L, R, R & M L.L.C. One of the minority owners of L, R, R, & M, L.L.C., is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company. Base rent is equal to one-twelfth of 2% of the outstanding principal balance under the credit facilities per month, plus the interest payable by the Landlord under the credit facilities monthly. The Company is also obligated to pay/or have due additional monthly rent/or abatement on positive/negative earnings based on 15% of the leased operation's adjusted net revenues as defined in the lease agreement. As of December 31, 1995, $130,666 was due to the Landlord.
     The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately: 1996 - $396,664; 1997 - $595,000;
1998 - $595,000; 1999 - $595,000 thereafter $2,925,417.

17.  ACQUISITION OF LAND
     -------------------

     On June 24, 1994, the Company purchased the remaining 75% interest (of which the Company owned 25%) of a real estate partnership (11 acres of undeveloped land) located in Tonawanda, New York, for consideration valued at $867,800 (see Note 14). In consideration of the purchase, the Company paid $150,000 in cash, issued a note for $182,850 bearing interest at a rate of 8% per annum due June 1, 1995, issued 75,000 shares of common stock and assumed liabilities described below. The note was paid prior to March 31, 1995.

     As part of the acquisition, the Company assumed debt payments relating to bonds issued by the Town of Tonawanda for land improvements totaling $320,525 (see Note 9). Payments include principal and interest payments at 4.4% through 2006. The Company also assumed a $22,000 note payable to the seller and other liabilities totaling $23,675.

     In May 1995, the Company purchased 2 acres of land in Plano, Texas, for approximately $600,000, or $300,000 an acre. The parcel is zoned for commercial use and is located north of Dallas, Texas, off Interstate 75 and is in proximity of major businesses and shopping centers. Funds used to purchase this land were provided through the use of the Company's line of credit. The line was paid down through proceeds received from the Joint Venture Agreement with US Franchise Systems, Inc.. The Company is currently in the process of developing this land for the future construction of a Microtel (see Note 5).

     In November 1995, the Company purchased two acres of land in Irving, Texas, for approximately $487,000, or $242,000 an acre. The parcel is zoned for commercial use and is located adjacent to the Dallas-Fort Worth International Airport and is in proximity of major businesses. Funds used to purchase this land were provided through the use of proceeds received from the Joint Venture Agreement with US Franchise Systems, Inc. The Company is currently in the process of developing this land for the future construction of a Microtel (see Note 5).

18.  JOINT VENTURE
     -------------

     On October 5, 1995, the Company signed an exclusive Joint Venture Agreement with US Franchise Systems, Inc. in which USFS purchased worldwide franchising and administration for the Microtel hotel chain.

     The Company, in return, will receive $4 million over a three year period in exchange for the exclusive franchise rights of the Microtel name and various consulting services; $2 million was paid at closing, another $1 million will be paid at the first anniversary and $500,000 each at the second and third anniversaries. In addition to the lump sum payments, the Company will receive royalty payments from properties franchised by USFS. Royalty payments will consist of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% above 250 units.

     The Company has retained the right to franchise and construct an additional twenty-three (23) Microtel properties and ten (10) "suites" properties and to receive all royalties on the fifty (50) Microtels (27 existing and 23 new ones to be undertaken by the Company) and ten (10) suites.

19.  COMPARABLE NINE MONTH RESULTS
     -----------------------------

     As a result of the Company's change in fiscal year end date from March 31 to December 31, the following is an unaudited comparison of nine months ended December 31, 1995 and 1994.


Nine Months Ended December 31 (1994 unaudited)             1995         1994
----------------------------------------------             ----         ----

Total Operating Revenues                                $6,895,753   $4,765,485
Operating Expenses                                       5,865,073    3,711,294
                                                        ----------   ----------

Income from Operations Before Depreciation and
  Amortization                                           1,030,680    1,054,191
Depreciation and Amortization                              377,970      342,221
                                                        ----------   ----------

  Income from Operations                                   652,710      711,970
Other Income (Expense)                                   1,197,007     (372,884)
                                                        ----------   ----------

Income from Operations, Before Income Taxes, Minority
  Interest and Equity in Net Losses of Affiliates        1,849,717      339,086
Income Taxes                                              (538,761)       4,118
                                                        ----------   ----------
Income from Operations, Before Minority Interest and
  Equity in Net Losses of Affiliates                     1,310,956      343,204

Minority Interest                                           23,106      (48,710)
Equity in Losses of Affiliates                             (23,470)     (28,580)
                                                        ----------   ----------

Net Income                                              $1,310,592   $  265,914
                                                        ==========   ==========
Net Income Per Common Share - Primarily                       $.33         $.05
                                                        ==========   ==========
Net Income Per Common Share - Fully Diluted                   $.31         $.05
                                                        ==========   ==========

Weighted Average Shares Outstanding                      3,706,333    3,355,175
                                                        ==========   ==========

The above comparable nine month results are prepared in accordance with and required by rule 13(a)-10(b) of Securities Exchange Act of 1934.

20.  SUBSEQUENT EVENT
     ----------------

     On January 29, 1996, William Lerner filed a complaint in the Court of Common Pleas of Washington County, Pennsylvania, against the Company, alleging breach of contract and damages of $253,125 relating to the Company's rescission of a warrant granted to this individual in connection with establishing a relationship with Ladenburg, Thalmann & Co., Inc. In February 1994, the Board of Directors of the Company rescinded the warrant to William Lerner as a result of terminating the Company's relationship with Ladenburg, Thalmann & Co., Inc. The Company's legal counsel has not yet had an opportunity to fully assess the Company's alternatives under the lawsuit. It is the intent of the Board of Directors to defend this action. The ultimate outcome of the litigation cannot be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.