Form 10QSB
period 1996-03-31
MICROTEL FRANCHISE & DEVELOPMENT CORP /NY
filed 1996-05-13
CIK 846469

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


For Quarter Ended. . . . . . . . . . . . . . . . . . . . . . . . March 31, 1996
Commission File Number . . . . . . . . . . . . . . . . . . . . . . . . .0-17838



                     Microtel Franchise & Development Corporation
- -------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)



    New York                                                16-1312167
- -------------------------------------------------------------------------------
State or other jurisdiction of                             I.R.S. Employer
in corporation or organization                             Identification No.


                   One Airport Way, Suite 200, Rochester, New York   14624
- -------------------------------------------------------------------------------
                       (Address or principal executive offices)      (Zip Code)


                                    (716) 436-6000
- -------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes     X                                    No
         ---------                                    ----------



                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of April 22, 1996 the Registrant had issued and outstanding 3,251,852 shares of its $.001 par value common stock.

                   The total number of pages in this report is 19.

          The Index of Exhibits filed with the Reports is found at page 17.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(unaudited)
- --------------------------------------------------------------------------------

                                                1996                1995
                                                ----                ----

OPERATING REVENUES:
  Hotel operations                          $  917,002        $  1,454,987
  Beach club operations                        744,825             722,688
  Management fees -
    Nonaffiliate                                48,076              67,286
    Affiliate                                  188,793             170,501
  Royalties                                    107,541              77,952
  Franchise placement income                    75,000                  --
  Sale of land                                      --             185,055
  Development fees                              25,000                  --
  Consulting fees                              200,000                  --
  Miscellaneous                                    586                  60
                                            ----------        ------------

Total operating revenues                     2,306,823           2,678,529

OPERATING COSTS AND EXPENSES:
  Direct                                       929,299           1,743,926
  Corporate                                    476,638             467,618
  Depreciation and amortization                122,155             136,587
                                           -----------        ------------
Total operating costs and expenses           1,528,092           2,348,131
                                           -----------        ------------

Income from operations                         778,731             330,398
                                           -----------        ------------

OTHER INCOME (EXPENSE):
  Interest income - corporate                   50,924              12,698
  Interest income - minority interests          37,051              64,379
  Interest expense - corporate                 (69,152)            (54,042)
  Interest expense - minority interests       (136,237)           (165,206)
                                            ----------        ------------

Total other income (expense)                  (117,414)           (142,171)

Income from continuing operations, before
  income taxes, minority interest and
  equity on net losses of affiliates           661,317             188,227

PROVISION (BENEFIT) FROM INCOME TAXES           81,681            (877,542)
                                            ----------        ------------

Income from continuing operations,
  before minority interest and equity
  on net losses of affiliates                  579,636           1,065,769

MINORITY INTEREST                             (371,183)           (243,148)
EQUITY IN LOSSES OF AFFILIATES                  (3,946)            (23,586)
                                            ----------        ------------

NET INCOME                                    $204,507            $799,035
                                            ----------        ------------
                                            ----------        ------------


NET INCOME PER COMMON SHARE - PRIMARY       $      .05        $        .22
                                            ----------        ------------
                                            ----------        ------------

NET INCOME PER COMMON SHARE - FULLY DILUTED $      .05        $        .20
                                            ----------        ------------
                                            ----------        ------------


    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 1996
(unaudited)
- --------------------------------------------------------------------------------

ASSETS                                                              1996
                                                                    ----
CURRENT ASSETS:
  Cash and cash equivalents                                    $   500,855
  Accounts receivable - trade                                      451,433
  Inventories                                                       75,992
  Prepaid expenses and other                                       331,326
  Accounts and notes receivable -
    Affiliates                                                     355,705
    Nonaffiliate                                                   345,306
                                                               -----------
       Total current assets                                      2,060,617
                                                               -----------

INVESTMENTS IN PARTNERSHIP INTERESTS                             2,520,632
                                                               -----------

INVESTMENT IN LAND                                                 780,822
                                                               -----------

REAL ESTATE DEVELOPMENT                                          1,589,544
                                                               -----------

PROPERTY AND EQUIPMENT, NET                                      6,472,466
                                                               -----------

DEFERRED TAX ASSET                                                 567,800
                                                               -----------

OTHER ASSETS:

  Mortgage and note receivable -
    Affiliate                                                    1,300,000
  Deposit                                                          283,349
  Intangibles and other assets                                     273,293
                                                               -----------

       Total other assets                                        1,856,642
                                                               -----------

       Total assets                                            $15,848,523
                                                               -----------
                                                               -----------



    The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 1996
(unaudited)
- --------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT                           1996
- ----------------------------------------                           ----

CURRENT LIABILITIES:
  Line of credit                                               $   500,000
  Accounts payable - trade                                         148,510
  Accrued payroll and related taxes                                 29,347
  Accrued interest                                                  46,352
  Other accrued expenses                                            71,004
  Current portion of long-term debt                                140,348
  Deferred revenue - Beach Club                                    641,663
  Deferred consulting                                              100,000
  Deferred franchise revenue - current                              64,000
  Customer deposits                                                 70,009
                                                               -----------

       Total current liabilities                                 1,811,233
                                                               -----------

LONG-TERM DEBT                                                   8,502,780
                                                               -----------

DEFERRED REVENUE - LAND SALE                                       185,055
                                                               -----------

LIMITED PARTNERS' INTEREST IN CONTROLLED PARTNERSHIPS            1,257,756
                                                               -----------

SHAREHOLDERS' INVESTMENT:

  Preferred stock                                                      295
  Common stock                                                       3,301
  Additional paid-in capital                                     7,189,724
  Warrants outstanding                                              50,000
  Accumulated deficit                                          (3,028,766)
                                                               -----------

                                                                 4,214,554

  Less 49,142 shares of common stock in treasury, at cost        (122,855)
                                                               -----------


       Total shareholders' investment                            4,091,699
                                                               -----------


       Total liabilities and shareholders' investment          $15,848,523
                                                               -----------
                                                               -----------

    The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE PERIOD ENDED MARCH 31, 1996
(unaudited)
- --------------------------------------------------------------------------------

                                      Additional          Additional
                            Series A   Paid-In             Paid-In
                           Preferred   Capital    Common   Capital      Warrants     Accumulated      Treasury
                             Stock    Preferred   Stock    Common      Outstanding     Deficit         Stock          Total
                           ---------  ---------   ------  ----------   ------------  ------------    -----------      -----
BALANCE, December 31, 1995   $ 295   $1,560,705   $3,280  $5,610,844     $60,000     $(3,201,443)    $(122,855)    $3,910,826

Net Income                      --           --       --          --          --         204,507            --        204,507

Exercise of stock options       --           --       21      11,646     (10,000)             --            --          1,667

Other                           --           --       --       6,529          --              --            --          6,529

Cash dividends paid on
  preferred stock   `           --           --       --          --          --         (31,830)           --        (31,830)

- -----------------------------------------------------------------------------------------------------------------------------

BALANCE, March 31, 1996      $ 295   $1,560,705   $3,301  $5,629,019     $50,000     $(3,028,766)    $(122,855)    $4,091,699
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------

Stock balances at December 31, 1995:

    Common stock:  3,231,425 shares; Preferred stock:  294,723 shares

Stock balances at March 31, 1996:

    Common stock:  3,251,852 shares; Preferred stock:  294,723 shares


    The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

MICROTEL FRANCHISE AND DEVELOPMENT CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996 and 1995
(unaudited)
- --------------------------------------------------------------------------------

                                                                   1996          1995
                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                   $  204,507     $  799,035
    Adjustments to reconcile net income to net cash
    from operating activities:
    Deferred tax benefit                                           75,415       (883,659)
    Depreciation and amortization                                 122,155        136,587
    Gain on sale of land                                               --       (185,055)
    Minority interest in earnings                                 371,183        243,148
    Non-cash consulting                                             6,529         (1,111)
    Equity in net losses of affiliates                              3,946         23,586
    Provision for bad debts                                            --         81,140
    Capital distributions from unconsolidated
      partnership interests                                        54,091            464
    Cash proceeds on land sale                                         --        573,105
    (Increase) decrease in assets -
      Accounts receivable - trade                                (145,491)       (80,320)
      Inventories                                                     653        (15,159)
      Prepaid expenses                                           (184,145)        87,598
    Increase (decrease) in liabilities -
      Accounts payable                                            (46,289)        64,087
      Accrued payroll and related taxes                           (11,713)        33,292
      Accrued interest                                               (148)       (11,426)
      Other accrued expenses                                     (233,901)       106,129
      Deferred revenue - Beach Club                              (280,313)      (395,860)
      Deferred consulting                                        (200,000)            --
      Customer deposits                                           (14,837)        59,496
      Deferred franchise revenue                                  (40,000)        25,000
                                                               ----------      ---------

      Net cash from operating activities                         (318,358)       660,077
                                                               ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of land/real estate development                      31,972)      (325,135)
  Capital contribution to unconsolidated partnership interests          --      (487,500)
  Collection on affiliate notes receivable                          60,546       425,151
  Increase in non-affiliates accounts and notes receivable       (248,658)      (755,519)
  Purchase of equipment                                           (20,363)      (179,371)
  Change in other assets                                            3,345        (11,477)
                                                               ----------      ---------

      Net cash from investing activities                         (237,102)    (1,333,851)
                                                               ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners                              (111,417)    (1,085,430)
  Proceeds of borrowings                                               --      1,500,000
  Payments of debt                                                (68,533)      (284,501)
  Borrowings on line of credit, net                               500,000        316,000
  Cash received for options exercised                               1,667             --
  Dividends paid                                                  (31,830)       (31,830)
                                                               ----------      ---------

      Net cash from financing activities                          289,887        414,239
                                                               ----------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                        (265,573)      (259,535)

CASH AND CASH EQUIVALENTS - beginning of period                   766,428        592,581
                                                               ----------      ---------

CASH AND CASH EQUIVALENTS - end of period                      $  500,855    $   333,046
                                                               ----------      ---------
                                                               ----------      ---------
    The accompanying notes to financial statements are an
    integral part of these consolidated statements.


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
      Interest                                                 $  205,537   $    162,963
                                                               ----------      ---------
                                                               ----------      ---------

      Income taxes                                             $  171,269     $   33,311
                                                               ----------      ---------
                                                               ----------      ---------

         MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


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

     The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 1995 10-KSB.

     Other footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1995 10-KSB.

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

4.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

The following is a summary of condensed financial information for the partnerships which the Company exercises control for the three month period ended March 31, 1996, and a combined summary of condensed financial information for the partnerships which the Company does not control for the three month period ended March 31, 1996.

                                  DELRAY BEACH        WATERTOWN            TOTAL
                               HOTEL PROPERTIES           HOTEL     CONSOLIDATED   UNCONSOLIDATED
                                    LIMITED          PROPERTIES     PARTNERSHIPS    PARTNERSHIPS
                               ----------------      ----------     ------------   --------------

Property and equipment
  net of accumulated
  depreciation                      $6,356,739        $      --       $6,356,739      $36,713,388
Current assets                         783,307           11,041          794,348        1,467,442

Notes and mortgage
  receivable - noncurrent                   --        1,300,000        1,300,000        1,500,000

Other assets                           181,517               --          181,517        1,038,088
                                    ----------        ---------       ----------      -----------

  TOTAL ASSETS                       7,321,563        1,311,041        8,632,604       40,718,918
                                    ----------        ---------       ----------      -----------

Mortgage and notes
  payable - current                     69,407               --           69,407        2,620,832

Other current liabilities              897,908               --          897,908        1,876,551

Mortgage/Notes payable - non
  current                            6,310,644               --        6,310,644       29,054,121
                                    ----------        ---------       ----------      -----------

  TOTAL LIABILITIES                  7,277,959               --        7,277,959       33,551,504
                                    ----------        ---------       ----------      -----------

NET ASSETS                              43,604        1,311,041        1,354,645        7,167,414
                                    ----------        ---------       ----------      -----------
                                    ----------        ---------       ----------      -----------

Net Revenues                         1,578,009               --        1,578,009        3,472,781

Operating Expenses                     999,688            2,330        1,002,018        2,138,063
                                    ----------        ---------       ----------      -----------

Income (Loss) from Operations          578,321           (2,330)         575,991        1,334,718

Other Income (Expense),  net          (161,686)          32,500         (129,186)      (1,564,422)
                                    ----------        ---------       ----------      -----------

NET INCOME (LOSS)                   $  416,635          $30,170        $ 446,805       $ (229,704)
                                    ----------        ---------       ----------      -----------
                                    ----------        ---------       ----------      -----------

5.   LONG TERM DEBT

     Future minimum repayments under long-term debt are as follows:

                    Remainder 1996              $  140,348
                    1997                           117,189
                    1998                           131,219
                    1999                           138,943
                    2000 and thereafter          8,115,429

     The Company has guaranteed repayment of the Delray Beach Hotel Properties Limited mortgage payable. The limited partners of Delray Beach Hotel Properties Limited have guaranteed, in the aggregate, repayment of 50% of the mortgage. The mortgage also requires Delray Beach Hotel Properties Limited to meet certain financial covenants, which were met at March 31, 1996.

6.   LINES OF CREDIT

     On December 13, 1995, the Company signed a $500,000 working capital demand line of credit agreement with a commercial bank, which bears interest at prime plus 3/4%. Amounts borrowed are collateralized by substantially all of the Company's assets. At March 31, 1996, $500,000 was borrowed under the terms of this line.

     On December 13, 1995, the Company signed a commitment letter for a $2,000,000 loan limit with a commercial bank for the intended purpose of purchasing land for the development of hotel properties. The loan limit bears interest at prime plus 1% and a fee of 1/4% on each advance. Each advance is due nine months from the date of the draw. Amounts borrowed are collateralized by substantially all of the Company's assets. At March 31, 1996, no funds were borrowed under the terms of this loan limit.

7.   COMMITMENTS AND CONTINGENCIES

     The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $39,094 and $46,947 for the periods ending March 31, 1996 and 1995, respectively. Future minimum lease payments under operating leases are approximately: 1996 remainder - $108,364; 1997 - $96,256; 1998 - $2,328.

     In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. One of the minority owners of L, R, R & M, L.L.C. is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company. The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately: 1996 remainder $391,647; 1997 - $595,000; 1998 - $595,000; 1999 - $595,000; thereafter $2,925,417.

     As an equity partner in various hotel partnerships, the Company has guaranteed portions of mortgages payable relating to the partnerships. The guarantees range from 100% to 200% of the outstanding mortgages payable to banks. Amounts guaranteed by the Company related to the partnerships' mortgages payable were approximately $8.6 million at March 31, 1996. This balance includes the Company's guarantee of Delray Beach Hotel Properties Limited mortgage payable to a bank which has an outstanding balance of $5,380,051 at March 31, 1996, along with limited partner guarantees.

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

     At March 31, 1996, Company has net operating loss carryforwards for income tax purposes of approximately $1,116,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

9.   RECEIVABLES/PAYABLES WITH AFFILIATES

     The Company has advanced affiliated entities the following as of March 31, 1996:

               Microtel Partners 1995-I, L.P.                $113,306
               Airport Hotel Properties, L.P.                  48,300
               Gatlinburg Microtel, LP                         15,000
               S&W Restaurants, Inc.                           64,500
               Rochester Hospitality Partners, L.P.            53,860
               Other                                           60,739
                                                             --------

                                                             $355,705
                                                             --------
                                                             --------

10.  EXCLUSIVE DEVELOPMENT AGREEMENT

     On June 30, 1995, the Company entered into an agreement with the former partners of S&E Hospitality Partnership where as one of the former partners of S&E sold all of their assigned prepaid franchises (14) for $200,000 back to the Company. The 14 prepaid franchises had been recorded as deferred revenue with a value of $350,000 on the Company's balance sheet prior to the transaction. This transaction resulted in a $150,000 gain. The remaining 5 prepaid franchises are still being held by the other former partner of S&E. At March 31, 1996, all five (5) prepaid franchises were used for the following Microtels opened: Colonie, New York; Greensboro, North Carolina; Chattanooga, Tennessee; Raleigh, North Carolina and Charlotte, North Carolina. The last two Microtels were opened during the first quarter of 1996.

11.  JOINT VENTURE AGREEMENT

     On October 5, 1995, the Company signed an exclusive joint venture agreement with US Franchise Systems, Inc. in which USFS assumed worldwide franchising and administration for the Microtel hotel chain.

     The Company in return will receive $4 million over a three year period in exchange for the exclusive franchise rights of the Microtel name and various consulting services; $2 million was paid at closing, another $1 million will be paid at the first anniversary and $500,000 each at the second and third anniversary. In addition to the lump sum payment, the Company will receive royalty payments from properties franchised by USFS. Royalty payments will consist of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% above 250 units. In addition, the Company issued USFS 100,000 warrants exercisable at the Company's common stock market price on October 5, 1995.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with Selected Financial Data (item 6); Management's Discussion and Analysis of Financial Condition and Results of Operations (item 7); and Accountant's Report, Financial Statements and Notes to Financial Statements (item 8) of the Company's December 31, 1995 Transition Report on Form 10-KSB.

Franchise placement income for the three month period ended March 31, 1996 reflects the opening of three franchises (Raleigh, North Carolina; Lake Norman, North Carolina and Charlotte, North Carolina). There were no franchise sales during the three month period ended March 31, 1995. Royalties for the three month period ended March 31, 1996 have increased $29,589 over the three month period ended March 31, 1995, an increase of 38%. The increase is attributable to twenty six franchised Microtels in operation, as opposed to nineteen during the same three month period in 1995.

As a result of the Company's joint venture with US Franchise Systems, Inc. (see
Note 11), the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-three (23) Microtel properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtels (27 existing and 23 new ones to be undertaken by the Company) and ten
(10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open, along with consulting payments over the next three years.

Overall, management fees for the three month period ended remained relatively flat from the same period in 1995. This is a result of non-renewal of contracts and their replacement with new contracts, which are in the start-up mode. The Company has added two additional management contracts during the three month period ended March 31, 1996, for a total of eighteen (18) managed properties.

Development fees increased $25,000 from the same period in 1995. The increase is attributable to three Microtels under various stages of development for which fees were charged, compared with no projects under development for the three months ended March 31, 1995. These fees represent a reimbursement of costs incurred.

A significant decrease in hotel operating revenue $537,985, or 37%, is a result of the shutdown of the Company leased hotel ("Inn on the Lake") in November 1995 which is undergoing major renovations. Currently, the Inn on the Lake is scheduled to re-open in May 1996. For the three months ended March 31, 1996, all of the hotel and beach club revenue relates to the operation of Delray Beach Hotel Properties Limited, of which the Company is a controlling partner. In total, hotel operating revenue and beach club income for the three month period ended March 31, 1996 increased approximately $50,000 from the same period in 1995. This is primarily a result of consistent occupancies with higher room rates and a slight increase in rates for beach club dues.

Consulting fees for the three months ended March 31, 1996 represent fees received as part of our joint venture with US Franchise Systems, Inc., in which the Company will be receiving fees for various consulting services over the next three years.

During the three month period ended March 31, 1995, the gain on sale of land relates to the sale of 2.87 acres of land the Company owned in Tonawanda, New York, to a partnership in which the Company has an interest. The Company only recognized its pro rata share of income on the sale based on the non-related ownership of the partnership. The remaining deferred revenue will be recognized as the Company's partnership interest is diluted or at such time the project is development and operating. There was no sale of land during the same period in 1996.

With the signing of the Joint Venture Agreement with US Franchise Systems, Inc. (see Note 11), the Company is focusing its efforts on developing, building and managing Microtels, which has been the Company's strength since purchasing Hudson Hotels in 1992. The Company will focus on an aggressive development schedule through joint venture of Microtel properties, funded, in part, with the proceeds from the joint venture with US Franchise Systems, Inc.

Expenses - Direct expenses and costs represent the operation of the Company's leased hotel and its controlled affiliate (Delray Beach Hotel Properties Limited), which are consolidated in the Company's financial statement. For the three month period ended March 31, 1996, direct expenses decreased $814,627 or 47%, from the same period in 1995. The decrease is a result of the shutdown and renovation of the Company leased hotel ("Inn on the Lake") in November 1995 for a major renovation. Currently, the Inn on the Lake is scheduled to open in May 1996. Direct expenses and costs for Delray Beach Hotel Properties Limited remained relatively flat for the same period in 1995. Corporate costs and expenses remained relatively flat for the three month period ended March 31, 1996, compared to the same period in 1995. $86,178, or 71%, of depreciation and amortization for the three month period ended March 31, 1996 represents depreciation of building and furniture and fixtures of Delray Beach Hotel Properties Limited, while the majority of the remaining depreciation and amortization represents amortization associated with the adjustment to fair value of real estate investments. This amortization will continue at a current quarterly level of approximately $30,000 for the next seven years and decreasing through fifteen years. This accounting item does not impact the Company's cash flow.

Interest Income (Expense) - Interest income - corporate - represents interest earned by the corporate entity. Approximately $48,000, or 94%, represents interest earned on the balance of payments due from USFS (see Note 11). Interest income - minority interests represents interest earned by the Company's controlled affiliates (Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P.). $32,500, or 88%, is generated by interest on the mortgage receivable from Watertown Hotel Properties II, L.P. Interest expense - corporate represents interest paid by the corporate entity on its outstanding convertible debentures, notes payable relating to purchase of partnership interests, Tonawanda bond issue and line of credit. Interest Expense - Minority Interests represents interest on the financing of Delray Beach Hotel Properties Limited.

Minority interest represents the elimination of the minority partners interest in operations of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P. Equity in losses of affiliates represents the net losses incurred from the Company's equity investment in various hotels. The majority of the equity in losses of affiliates in the transition period ended March 31, 1996 relates to first year losses for hotels opened within the preceding eighteen month period.

Income Taxes - The provision for income taxes of $81,681 for the three month period ended March 31, 1996, represents federal and state tax expense on income before tax of $286,188. The income tax benefit of $877,542 for the three months ended March 31, 1995 represents the future benefit from tax loss carryforwards recognized as a result of current year earnings and the expected profitability in future fiscal periods. The net benefit for the three months ended
March 31, 1995, was offset by certain minimal state tax liabilities.

As a result of the above factors, net income before tax considerations increased by $364,695 for the three month period ended March 31, 1996 from that of 1995. Net after tax income decreased by $594,528 to $204,507 for the three month period ended March 31, 1996. The net income of $.22 per share for the three month period ended March 31, 1996, compared with net income of $.22 per share for the three months ended March 31, 1995. Shares used in computing net income per share increased from 3,452,586 for March 31, 1995 to 3,837,165 for March 31, 1996. The predominant factors for this increase are (i) stock issued for options and warrants being exercised and (ii) additional options and warrants included in the calculation due to an increase in the Company's stock price. Consolidation of revenues and expenses of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II provides no additional net income or loss to the Company, other than from reporting the investment under the equity method of accounting.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had working capital of $249,384, as compared to a working capital deficit of $394,178 at December 31, 1995. Cash and cash equivalents totaled $500,855. The increase in working capital from December 31, 1995 is primarily attributable to recognition of deferred revenue - beach club.

Investment in real estate partnership interests represents the Company's interest in various partnerships. Investment in real estate partnership interests decreased $63,237 from December 31, 1995. The predominant factors for the decrease are income/losses recorded from the various partnerships and cash distributions received from the partnerships which are accounted for under the equity method.

Investment in land represents land purchased for the purpose of future development or sale. Real estate development represents parcels of land owned by the Company which are currently under development or consideration as hotel sites. As of March 31, 1996, three parcels are under development.

The majority of property and equipment reflected on the balance sheet relates to real and personal property of Delray Beach Hotel Properties, Limited. The Company maintains an ongoing capital improvement policy at the property, which is funded through the hotel and beach club operations.

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

Other assets consist of (i) a mortgage note receivable held by Watertown Hotel Properties II, L.P. in the amount of $1,300,000, collateralized by land and the Microtel hotel located in Watertown, New York; (ii) a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. One of the minority owners of L, R, R & M, L.L.C. is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company. Also, in January 1995, the Company received a note from Delray Beach Hotel Properties Limited, for $1,000,000 due May 1, 2000. Under the terms of the note, payments are interest only and are calculated at 12% per annum. Minimum monthly principal payments of $7,500 will be required beginning May 1, 1996. Additional principal payments can be made at any time, without penalty. The note does not appear on the face of the balance sheet, as it is eliminated during consolidation. The Company was able to provide these funds through the proceeds of a $1,500,000 subordinated debenture. The increase in intangible and other assets is primarily the result of mortgage acquisition costs relating to the refinance of the Delray Beach Hotel Properties Limited mortgage in 1995.

Long-term debt is substantially comprised of a $5,380,051 mortgage on the real property of Delray Beach Hotel Properties Limited, which was refinanced in November 1995. The remaining long-term debt relates to Microtel issuing two $1,500,000 convertible subordinated debentures, a note issued by the Company for the purchase of various partnership interests and a bond with the Town of Tonawanda relating to improvements to land in that township.

Shareholders' equity increased to $4,091,699 as of March 31, 1996 from $3,910,826 as of December 31, 1995. The factors which affected the level of shareholders' equity are represented by an increase of $1,667 for options/warrants exercised, including related tax benefits, a decrease of $31,830 resulting from preferred dividend payment, other of $6,529 and an increase of $204,507 for net income for the three months ended March 31, 1996.

The Company has, in total, $2,500,000 in two lines of credit, which are available for short term requirements which may arise. The Company believes it has sufficient resources from its present cash position to meet its current obligations and believes that its cash position and revenues from operations are sufficient to meet its cash requirements for the next twelve months. The Company has not been negatively impacted by inflation during any of the periods presented.

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

On January 29, 1996, William Lerner filed a complaint in the Court of Common Pleas of Washington County, Pennsylvania, against the Company, alleging breach of contract and damages of $253,125 relating to the Company's rescission of a warrant granted to this individual in connection with establishing a relationship with Ladenburg, Thalmann & Co., Inc. In February 1994, the Board of Directors of the Company rescinded the warrant to William Lerner as a result of terminating the Company's relationship with Ladenburg, Thalmann & Co., Inc. On March 26, 1996, William Lerner dismissed the complaint filed against the Company. As part of the dismissal, the Company allowed him to exercise his warrants on a cashless basis and issued 19,594 shares of Microtel common stock as a result of this transaction.

ITEM 2.  CHANGE IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

Exhibit No.        Description
- -----------        -----------

     11       Statement re: computation of per share earnings

     27       Financial Data Schedule

B.  Form 8-K: The following report was filed on Form 8-K:

         DATE OF REPORT           ITEM
         --------------           ----

         January 19, 1996    Change in Company's Fiscal Year End to
                             December 31, 1995

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


                              MICROTEL FRANCHISE AND DEVELOPMENT CORPORATION
                              ----------------------------------------------
                                                       (Registrant)


Date:     4/26/96             /s/ Bruce A. Sahs
                              -----------------------------------------------
                              Bruce A. Sahs, Executive Vice President
                              and Chief Operating Officer


Date:     4/26/96             /s/ Taras M. Kolcio
                              -----------------------------------------------
                              Taras M. Kolcio, Controller