Form 10QSB
period 1996-06-30
HUDSON HOTELS CORP
filed 1996-08-13
CIK 846469

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


For Quarter Ended. . . . . . . . . . . . . . . . . . . . . . . June 30, 1996
Commission File Number . . . . . . . . . . . . . . . . . . . . . . . 0-17838



                              Hudson Hotels Corporation
- --------------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)



    New York                                          16-1312167
- --------------------------------------------------------------------------------
State or other jurisdiction of                        I.R.S. Employer
in corporation or organization                        Identification No.


                   One Airport Way, Suite 200, Rochester, New York   14624
- --------------------------------------------------------------------------------
               (Address or principal executive offices)         (Zip Code)


                                    (716) 436-6000
- --------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


    Yes     X                                              No
    -------------                                          ------------



                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of July 22, 1996 the Registrant had issued and outstanding 3,252,852 shares of its $.001 par value common stock.

                   The total number of pages in this report is 22.

          The Index of Exhibits filed with the Reports is found at page 20.

                            PART 1 - FINANCIAL INFORMATION
                            Item 1 - Financial Statements

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1995, AND THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
(unaudited)
________________________________________________________________________________



                                                                               Three Months Ended             Six Months Ended
        June 30                       June 30

                                                                              1996            1995           1996           1995
OPERATING REVENUES:
  Hotel room rental                                                       $  777,678     $ 1,140,191    $ 1,694,680    $ 2,595,178
  Beach club income                                                          669,269         687,089      1,414,094      1,409,777
  Management fees -
    Nonaffiliate                                                              66,977          62,815        115,053        130,101
    Affiliate                                                                178,235         143,770        367,028        314,271
  Royalties                                                                  158,581         108,729        266,122        186,681
  Franchise placement income                                                  25,000          25,000        100,000         25,000
  Development fees                                                           265,000          40,000        290,000         40,000
  Consulting                                                                  50,000              --        250,000             --
  Sale of land                                                                    --              --             --        185,055
  Miscellaneous                                                               15,435           5,500         16,021          5,560
                                                                           ----------     -----------    -----------    -----------

        Total operating revenues                                           2,206,175       2,213,094      4,512,998      4,891,623
                                                                           ----------     -----------    -----------    -----------

OPERATING COSTS AND EXPENSES
  Direct                                                                   1,105,407       1,451,680      2,034,706      3,195,606
  Corporate                                                                  483,077         414,882        959,715        882,500
  Depreciation and Amortization                                              128,038         120,202        250,193        256,789
                                                                           ----------     -----------    -----------    -----------

        Total operating costs and expenses                                 1,716,522       1,986,764      3,244,614      4,334,895
                                                                           ----------     -----------    -----------    -----------

        Income from operations                                               489,653         226,330      1,268,384        556,728
                                                                           ----------     -----------    -----------    -----------

OTHER INCOME (EXPENSE):
  Interest income - corporate                                                 27,773          36,646         78,697         49,344
  Interest income - minority interests                                        38,073          40,924         75,124        105,303
  Interest expense - corporate                                               (77,914)        (87,197)      (147,066)      (141,239)
  Interest expense - minority interests                                     (135,564)       (144,436)      (271,801)      (309,642)
  Gain on repurchase of franchise rights                                          --         150,000             --        150,000
                                                                           ----------     -----------    -----------    -----------

        Total other income (expense)                                        (147,632)         (4,063)      (265,046)      (146,234)

Income from operations, before income taxes,
  minority interest and equity on net income (losses) of affiliates          342,021         222,267      1,003,338        410,494

PROVISION (BENEFIT) FROM INCOME TAXES                                        106,316          43,099        187,997       (834,443)
                                                                           ----------     -----------    -----------    -----------


Income from operations, before minority interest,
  and equity on net income (losses) of affiliates                            235,705         179,168        815,341      1,244,937

MINORITY INTEREST                                                            (30,555)        (58,536)      (401,738)      (301,684)
EQUITY INCOME/(LOSSES) OF AFFILIATES                                          49,084           1,825         45,138        (21,761)
                                                                           ----------     -----------    -----------    -----------


NET INCOME                                                                $  254,234     $   122,457    $   458,741    $   921,492
                                                                           ----------     -----------    -----------    -----------

                                                                           ----------     -----------    -----------    -----------

NET INCOME PER COMMON SHARE - PRIMARY                                     $     0.06     $      0.03    $      0.11    $      0.25
                                                                           ----------     -----------    -----------    -----------
                                                                           ----------     -----------    -----------    -----------

NET INCOME PER COMMON SHARE - FULLY DILUTED                               $     0.06     $      0.04    $      0.11    $      0.23
                                                                           ----------     -----------    -----------    -----------
                                                                           ----------     -----------    -----------    -----------





The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

 HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 1996
(unaudited)
________________________________________________________________________________



ASSETS                                                                   1996
- ------                                                                   ----

CURRENT ASSETS:
  Cash and cash equivalents                                       $   289,699
  Accounts receivable - trade                                         349,601
  Inventories                                                         109,667
  Prepaid expenses and other                                          630,075
  Accounts and notes receivable -
  Affiliates                                                          338,800
    Nonaffiliate                                                      554,849
                                                                   -----------

  Total current assets                                              2,272,691
                                                                   -----------

INVESTMENTS IN PARTNERSHIP INTERESTS                                2,537,424
                                                                   -----------

INVESTMENT IN LAND                                                    780,822
                                                                   -----------

REAL ESTATE DEVELOPMENT                                             2,763,276
                                                                   -----------

PROPERTY AND EQUIPMENT, NET                                         6,414,468
                                                                   -----------

DEFERRED TAX ASSET                                                    492,385
                                                                   -----------

OTHER ASSETS:

  Mortgage and note receivable -
    Affiliate                                                       1,300,000
  Deposit                                                             470,485
  Intangibles and other assets                                        276,862
                                                                  -----------

   Total other assets                                               2,047,348
                                                                  -----------

   Total assets                                                   $17,308,414
                                                                  -----------
                                                                  -----------













  The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 1996
(unaudited)
_______________________________________________________________________________


LIABILITIES AND SHAREHOLDERS' INVESTMENT                                 1996
- ----------------------------------------                                 ----
CURRENT LIABILITIES:
  Lines of credit                                                 $ 1,785,000
  Accounts payable - trade                                            313,139
  Accrued payroll and related taxes                                    24,214
  Accrued interest                                                     44,686
  Other accrued expenses                                              268,853
  Current portion of long-term debt                                    98,219
  Deferred revenue - Beach Club                                       398,359
  Deferred consulting                                                  50,000
  Deferred franchise revenue - current                                 39,000
  Customer deposits                                                    22,663
                                                                   -----------

Total current liabilities                                           3,044,133
                                                                   -----------

LONG-TERM DEBT                                                      8,502,780
                                                                   -----------

DEFERRED REVENUE - LAND SALE                                          185,055
                                                                   -----------

LIMITED PARTNERS' INTEREST IN CONSOLIDATED PARTNERSHIPS             1,255,811
                                                                   -----------

SHAREHOLDERS' INVESTMENT:

  Preferred stock                                                         295
  Common stock                                                          3,301
  Additional paid-in capital                                        7,196,256
  Warrants outstanding                                                 50,000
  Accumulated deficit                                              (2,806,362)
                                                                   -----------
                                                                    4,443,490

  Less 49,142 shares of common stock in treasury, at cost            (122,855)
                                                                   -----------

   Total shareholders' investment                                   4,320,635
                                                                   -----------

   Total liabilities and shareholders' investment                 $17,308,414
                                                                   -----------
                                                                   -----------









The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE PERIOD ENDED JUNE 30, 1996
(unaudited)
- --------------------------------------------------------------------------------




                                                        Additional                   Additional
                                             Series A    Paid-In                     Paid-In
                                            Preferred    Capital        Common        Capital
                                              Stock     Preferred       Stock         Common
                                            ---------   ---------      ------         ------
BALANCE, December 31, 1995                    $ 295   $1,560,705         $3,280     $5,610,844
Net Income                                       --           --             --             --
Exercise of stock options                        --           --             21         11,646
Other                                            --           --             --         13,061
 Cash dividends paid on
  preferred stock                                --           --             --             --

- ----------------------------------------------------------------------------------------------

BALANCE, June 30, 1996                         $295   $1,560,705         $3,301     $5,635,551

- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------


                                          Warrants   Accumulated       Treasury
                                        Outstanding    Deficit          Stock          Total
                                        -----------  -----------      ---------     ----------
BALANCE, December 31, 1995                  $60,000  $(3,201,443)     $(122,855)    $3,910,826
Net Income                                       --      458,741             --        458,741
Exercise of stock options                   (10,000)          --             --          1,667
Other                                            --           --             --         13,061
Cash dividends paid on
  preferred stock                                --      (63,660)            --        (63,660)

- ----------------------------------------------------------------------------------------------

BALANCE, June 30, 1996                      $50,000  $(2,806,362)     $(122,855)    $4,320,635

- ----------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------

Stock balances at December 31, 1995:

    Common stock:  3,231,425 shares; Preferred stock:  294,723 shares

Stock balances at June 30, 1996:

    Common stock:  3,251,852 shares; Preferred stock:  294,723 shares



The accompanying notes to financial statements are an integral part of these consolidated statements.


HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 and 1995
(unaudited)

____________________________________________________________________________________________________________________________________

                                                                 1996                1995
                                                           ----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $  458,741          $  921,492
  Adjustments to reconcile net income to net cash
  from operating activities:
    Deferred tax provision (benefit)                          150,830            (840,560)
    Depreciation and amortization                             250,193             256,789
    Gain on sale of land                                           --            (185,055)
    Gain on repurchase of franchise rights                         --            (150,000)
    Minority interest in loss (earnings)                      402,094             301,684
    Non-cash consulting                                        13,061               8,233
    Equity in net losses of affiliate                         (45,138)             21,761
    Provision for (benefit from) bad debts                         --              81,140
    Capital distributions from unconsolidated
    partnership interests                                      54,091               2,059
    Cash proceeds on land sale                                     --             573,105
    (Increase) decrease in assets
      Accounts receivable - trade                             (43,659)             84,770
      Inventories                                             (33,022)            (29,675)
      Prepaid expenses                                       (482,894)             63,204
    Increase (decrease) in liabilities
      Accounts payable                                        118,340              87,334
      Accrued payroll and related taxes                       (16,846)             18,338
      Accrued interest                                         (1,814)            (21,685)
      Other accrued expenses                                  (36,052)             89,844
      Deferred revenue - Beach Club                          (523,617)           (628,934)
      Deferred consulting                                    (250,000)                 --
      Customer deposits                                       (62,183)             61,404
    Cash paid to repurchase franchise rights                       --            (200,000)
    Deferred franchise revenue                                (65,000)             (1,000)
                                                            ----------          ----------

          Net cash provided by operating activities          (112,875)            514,248

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of land/real estate development              (1,205,704)           (926,487)
  Deposit on leased operations                               (200,000)                 --
  Capital contribution to unconsolidated partnership
     interests                                                     --            (487,500)
  Collection on affiliate accounts and notes receivable        77,451             449,639
  Increase in non-affiliate accounts and notes receivable    (458,201)           (969,766)
  Purchase of equipment                                       (57,244)           (231,648)
  Cash received for options exercised                              --              33,200
  Change in other assets                                       11,774             (80,824)
                                                            ----------          ----------


          Net cash used in investing activities            (1,831,924)         (2,213,386)
                                                            ----------          ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners                          (144,275)         (1,119,130)
  Proceeds of borrowings                                           --           1,500,000
  Payments of debt                                           (110,662)           (334,812)
  Borrowings on line of credit, net                         1,785,000           1,250,000
  Exercise of options/sale of treasury stock                    1,667                  --
  Dividends paid                                              (63,660)            (63,660)
                                                            ----------          ----------


          Net cash used in financing activities             1,468,070           1,232,398

NET INCREASE IN CASH AND CASH EQUIVALENTS                    (476,729)           (466,740)

CASH AND CASH EQUIVALENTS - beginning of period               766,428             592,581
                                                            ----------          ----------


CASH AND CASH EQUIVALENTS - end of period                     289,699             125,841
                                                            ----------          ----------
                                                            ----------          ----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                             420,681             404,865
                                                            ----------          ----------
                                                            ----------          ----------


         Income taxes                                        $178,269           $  47,317
                                                            ----------          ----------
                                                            ----------          ----------




The accompanying notes to financial statements are an integral part of these consolidated statements.

                      HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                                    June 30, 1996
                                     (unaudited)

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

2.  THE COMPANY

    As a result of shareholder approval, on May 13, 1996, the Company amended its Certificate of Incorporation to change the Company's name to Hudson Hotels Corporation.

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

    On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8, 1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial during 1997.

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

4.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

The following is a summary of condensed financial information for the partnerships which the Company exercises control for the six month period ended June 30, 1996, and a combined summary of condensed financial information for the partnerships which the Company does not control for the six month period ended June 30, 1996.


                             DELRAY BEACH        WATERTOWN      TOTAL
                             HOTEL PROPERTIES       HOTEL       CONSOLIDATED          UNCONSOLIDATED
                               LIMITED           PROPERTIES     PARTNERSHIPS          PARTNERSHIPS
                          ------------------      ----------     ------------          ------------
Property and equipment
  net of accumulated
  depreciation                   $6,304,307       $      --      $6,304,307              $43,779,130
Current assets                      710,442          11,042         721,484                1,520,458

Notes and mortgage
  receivable - noncurrent                --       1,300,000       1,300,000                1,500,000


Other assets                        175,278              --         175,278                1,020,548
                                  ----------       ---------       ---------              -----------

  TOTAL ASSETS                    7,190,027       1,311,042       8,501,069               47,820,136
                                  ----------       ---------       ---------              -----------

Mortgage and notes
  payable - current                  50,455              --          50,455                2,536,522

Other current liabilities           764,024              --         764,024                1,559,834

Mortgage/Notes payable - non
  current                         6,303,144              --       6,303,144               35,630,667
                                  ----------       ---------       ---------              -----------

 TOTAL LIABILITIES                7,117,623              --       7,117,623               39,727,023
                                  ----------       ---------       ---------              -----------

NET ASSETS                           72,404       1,311,042       1,383,446                8,093,103
                                  ----------       ---------       ---------              -----------
                                  ----------       ---------       ---------              -----------

Net Revenues                      2,675,127              --       2,675,127                7,816,432

Operating Expenses                1,908,089           2,330       1,908,089                4,416,214
                                  ----------       ---------       ---------              -----------

Income (Loss) from Operations       767,038          (2,330)        764,708                3,400,218

Other Income (Expense),  net       (321,602)         65,000        $256,602               (3,386,731)
                                  ----------       ---------       ---------              -----------

NET INCOME                        $ 445,436         $62,670       $ 508,106             $     13,487
                                  ----------       ---------       ---------              -----------
                                  ----------       ---------       ---------              -----------


 5. LONG TERM DEBT

    Future minimum repayments under long-term debt are as follows:

                   Remainder 1996           $ 98,219
                   1997                      117,189
                   1998                      131,219
                   1999                      138,943
                   2000 and thereafter     8,115,429

    The Company has guaranteed repayment of the Delray Beach Hotel Properties Limited mortgage payable. The limited partners of Delray Beach Hotel Properties Limited have guaranteed, in the aggregate, repayment of 50% of the mortgage. The mortgage also requires Delray Beach Hotel Properties Limited to meet certain financial covenants, which were met at June 30, 1996.

6.  LINES OF CREDIT

    On December 13, 1995, the Company signed a $500,000 working capital demand line of credit agreement with a commercial bank, which bears interest at prime plus 3/4%. Amounts borrowed are collateralized by substantially all of the Company's assets. At June 30, 1996, $500,000 was borrowed under the terms of this line.

    On December 13, 1995, the Company signed a commitment letter for a $2,000,000 loan limit with a commercial bank for the intended purpose of purchasing land for the development of hotel properties. The loan limit bears interest at prime plus 1% and a fee of 1/4% on each advance. Each advance is due nine months from the date of the draw. Amounts borrowed are collateralized by substantially all of the Company's assets. At June 30, 1996, $1,285,000 was borrowed under the terms of this loan limit.

7.  COMMITMENTS AND CONTINGENCIES

    The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $75,215 and $85,090 for the periods ending June 30, 1996 and 1995, respectively. Future minimum lease payments under operating leases are approximately: 1996 remainder - $72,243; 1997 - $96,256; 1998 - $2,328.

    In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. In June 1996, the Company provided an additional $200,000 cash deposit which extends the lease term an additional eighteen months and provides additional security on the renovations performed from November 1995 through May 1996. One of the minority owners of L, R, R & M, L.L.C. is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company. The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately: 1996 remainder $261,098; 1997 - $595,000; 1998 - $595,000; 1999 - $595,000; thereafter $2,925,417.

    As an equity partner in various hotel partnerships, the Company has guaranteed portions of mortgages payable relating to the partnerships. The guarantees range from 100% to 200% of the outstanding mortgages payable to banks. Amounts guaranteed by the Company related to the partnerships' mortgages payable were approximately $8.4 million at June 30, 1996. This balance includes the Company's guarantee of Delray Beach Hotel Properties Limited mortgage payable to a bank which has an outstanding balance of $5,361,099 at June 30, 1996, along with limited partner guarantees.

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

    At June 30, 1996, Company has net operating loss carryforwards for income tax purposes of approximately $975,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

9.  RECEIVABLES/PAYABLES WITH AFFILIATES

    The Company has advanced affiliated entities the following as of June 30, 1996:

         Microtel Partners 1995-I, L.P.         $113,742
         Airport Hotel Properties, L.P.           37,254
         Gatlinburg Microtel, LP                  15,000
         S&W Restaurants, Inc.                    64,500
         Rochester Hospitality Partners, L.P.     54,445
         Other                                    53,859
                                                --------

                                                $338,800
                                                --------
                                                --------


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

12. SUBSEQUENT EVENTS

    CONVERSION OF DEBENTURES

    On July 3, 1996, the Oppenheimer Bond Fund for Growth converted $3,000,000 convertible subordinated debentures into 600,000 shares of the Company's common stock. Accordingly, the Company transferred $3,000,000 to shareholders' investment.

    REPURCHASE OF COMMON STOCK

    On July 8, 1996, the Company repurchased 600,000 shares of common stock for $6.50 per share. This stock will be held in treasury and used for future acquisitions by the Company.

    ISSUANCE OF SUBORDINATED CONVERTIBLE DEBENTURES

    On July 10, 1996, the Company sold a $7.5 million convertible subordinated debenture to the Oppenheimer Bond Fund for Growth. The conversion price of the 7.5% convertible subordinated debenture due July 1, 2001 is $7.50 per common share. This price will reset on December 31, 1998, based on 125% of the average volume weighted price over the last thirty days, or such number of days having 150,000 shares of trading volume. A maximum and minimum conversion price for common shares are set at $7.50 and $4.50, respectively. At the holder's option, at any time on or before maturity, the debenture or any part may be converted for common shares subject to the terms above. This debenture is subordinate and junior in right of payment to the senior indebtedness of the Company.

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

Franchise placement income for the six month period ended June 30, 1996, reflects the opening of four franchises (Raleigh, North Carolina; Lake Norman, North Carolina; Charlotte - University Place, North Carolina and Charlotte - Airport, North Carolina), of which one opened during the second quarter ended June 30, 1996. Royalties for the six month period ended June 30, 1996 increased $79,441 over the six month period ended June 30, 1995, an increase of 43%. The increase is attributable to twenty six franchised Microtel Inns in operation, as compared to twenty in operation during the same six month period in 1995.

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

Overall, management fees for the six month period ended remained relatively flat from the same period in 1995. This is a result of non-renewal of contracts and their replacement with new contracts, which are in the start-up mode. The Company has added three additional management contracts during the six month period ended June 30, 1996, for a total of nineteen (19) managed properties.

Development fees increased $250,000 from the same period in 1995. The increase is attributable to four Microtel Inns and one full-service hotel under various stages of development for which fees were charged, compared with two Microtel Inn projects under development for the six months ended June 30, 1995. The fees relating to the Microtel Inns represent a reimbursement of costs incurred.

A significant decrease in hotel operating revenue $900,498 or 35%, is a result of the shutdown of the Company leased hotel ("Inn on the Lake") in November 1995 which is undergoing major renovations. The Inn on the Lake re-opened on May 20, 1996. For the six months ended June 30, 1996, 76% of the hotel and all of the beach club revenue relates to the operation of Delray Beach Hotel Properties Limited, of which the Company is a controlling partner. In total, hotel operating revenue and beach club income for the six month period ended June 30, 1996 increased approximately $26,000 from the same period in 1995. This is primarily a result of consistent occupancies with higher room rates and a slight increase in rates for beach club dues.

Consulting fees for the six months ended June 30, 1996 represent fees received as part of our joint venture with US Franchise Systems, Inc., in which the Company will be receiving fees for various consulting services over the next three years.

During the six month period ended June 30, 1995, the gain on sale of land relates to the sale of 2.87 acres of land the Company owned in Tonawanda, New York, to a partnership in which the Company has an interest. The Company only recognized its pro rata share of income on the sale based on the non-related ownership of the partnership. The remaining deferred revenue will be recognized as the Company's partnership interest is diluted or at such time the project is developed and operating. There was no sale of land during the same period in 1996. With the signing of the Joint Venture Agreement with US Franchise Systems, Inc. (see Note 11), the Company is focusing its efforts on developing, building and managing Microtels, which has been the Company's strength since purchasing Hudson Hotels in 1992. The Company will focus on an aggressive development schedule through joint venture of Microtel properties, funded, in part, with the proceeds from the joint venture with US Franchise Systems, Inc.

Expenses - Direct expenses and costs represent the operation of the Company's leased hotel and its controlled affiliate (Delray Beach Hotel Properties Limited), which are consolidated in the Company's financial statement. For the six month period ended June 30, 1996, direct expenses decreased $1,160,900, or 36%, from the same period in 1995. The decrease is a result of the shutdown and renovation of the Company leased hotel ("Inn on the Lake") in November 1995 for a major renovation. The Inn on the Lake re-opened on May 20, 1996. Direct expenses and costs for Delray Beach Hotel Properties Limited remained relatively flat for the same period in 1995. Corporate costs and expenses increased $77,215, or 9%, for the six month period ended June 30, 1996, compared to the same period in 1995. The increase is attributable to hiring three additional employees and timing of professional fees incurred by the Company. $172,356, or 69%, of depreciation and amortization for the six month period ended June 30, 1996 represents depreciation of building and furniture and fixtures of Delray Beach Hotel Properties Limited, while the majority of the remaining depreciation and amortization represents amortization associated with the adjustment to fair value of real estate investments. This amortization will continue at a current quarterly level of approximately $30,000 for the next seven years and decreasing through fifteen years. This accounting item does not impact the Company's cash flow.

Interest Income (Expense) - Interest income - corporate - represents interest earned by the corporate entity. Approximately $71,880 or 91%, represents interest earned on the balance of payments due from USFS (see Note 11).
Interest income - minority interests represents interest earned by the Company's controlled affiliates (Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P.). $65,000, or 87%, is generated by interest on the mortgage receivable from Watertown Hotel Properties II, L.P. Interest expense - corporate represents interest paid by the corporate entity on its outstanding convertible debentures, notes payable relating to purchase of partnership interests, Tonawanda bond issue and line of credit. Interest Expense - Minority Interests represents interest on the financing of Delray Beach Hotel Properties Limited.

Other income of $150,000 for the six month period ended June 30, 1995, represents the reacquisition of 14 prepaid franchises for $200,000 from a former partner of S&E Hospitality. The 14 prepaid franchises had been recorded as deferred revenue with a value of $350,000 on the Company's balance sheet prior to the transaction.

Minority interest represents the elimination of the minority partners interest in operations of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P. Equity in income/losses of affiliates represents the net income/losses incurred from the Company's equity investment in various hotels. The increase in equity income of affiliates is a result of properties added during the preceding eighteen to twenty four month period which have attained market penetration.

Income Taxes - The provision for income taxes of $187,997 for the six month period ended June 30, 1996, represents federal and state tax expense on income before tax of $646,738. The income tax benefit of $834,443 for the six months ended June 30, 1995 represents the future benefit from tax loss carryforwards recognized as a result of current year earnings and the expected profitability in future fiscal periods. The net benefit for the six months ended June 30, 1995, was offset by certain minimal state tax liabilities.

As a result of the above factors, net income of $254,234 and $458,741 was reported for the three and six month periods ended June 30, 1996, compared to net income of $122,457 and $921,492, respectively, for the corresponding periods in 1995. The net income per share for the three and six month periods ended June 30, 1996 was $.06 and $.11, compared to net income per share of $.03 and $.25 for the corresponding periods in 1995. Shares used in computing net income per share for the six month period increased from $3,490,515 for June 30, 1995, to $3,762,151 for June 30, 1996. The predominant factors for this increase are
(i) stock issued for consulting services (ii) stock options exercised and (iii) additional options and warrants included in the calculation due to an increase in the Company's stock price. Consolidation of revenues and expenses of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II provides no additional net income or loss to the Company, than from reporting the investment under the equity method of accounting.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had working capital deficit of $771,442 as compared to a working capital deficit of $394,178 at December 31, 1995. Cash and cash equivalents totaled $289,699. The decrease in working capital from December 31, 1995 is primarily attributable to draws on the Company's line of credit to purchase land for Microtel Inn development.

Investment in real estate partnership interests represents the Company's interest in various partnerships. Investment in real estate partnership interests decreased $46,445 from December 31, 1995. The predominant factors for the decrease are income/losses recorded from the various partnerships and cash distributions received from the partnerships which are accounted for under the equity method and amortization of step-up in equity investment of hotels.

Investment in land represents land purchased for the purpose of future development or sale. Real estate development represents parcels of land owned by the Company which are currently under development or consideration as hotel sites. During the quarter ended June 30, 1996, the Company purchased two parcels of land (Tucson, Arizona and Arlington, Texas) using its line of credit. As of June 30, 1996, five parcels are under development.

The majority of property and equipment reflected on the balance sheet relates to real and personal property of Delray Beach Hotel Properties, Limited. The Company maintains an ongoing capital improvement policy at the property, which is funded through the hotel and beach club operations.

Deferred tax assets represent the future benefit from tax loss carryforwards realized as a result of current year earnings and the expected profitability in future fiscal periods, along with an alternative minimum tax credit and deferred revenue relating to consulting, initial franchise placement fees and land sale. Deferred tax liability relates to the acquisition of Hudson and the tax effect related temporary differences associated with financial reporting and tax basis of the purchased assets.

Other assets consist of (i) a mortgage note receivable held by Watertown Hotel Properties II, L.P. in the amount of $1,300,000, collateralized by land and the Microtel Inn hotel located in Watertown, New York; (ii) a $450,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. One of the minority owners of L, R, R & M, L.L.C. is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company. Also, in January 1995, the Company received a note from Delray Beach Hotel Properties Limited, for $1,000,000 due May 1, 2000. Under the terms of the note, payments are interest only and are calculated at 12% per annum. Minimum monthly principal payments of $7,500 began on May 1, 1996. Additional principal payments can be made at any time, without penalty. The note does not appear on the face of the balance sheet, as it is eliminated during consolidation. The increase in intangible and other assets is primarily the result of mortgage acquisition costs relating to the refinance of the Delray Beach Hotel Properties Limited mortgage in 1995.

Long-term debt is substantially comprised of a $5,361,099 mortgage on the real property of Delray Beach Hotel Properties Limited, which was refinanced in November 1995. The remaining long-term debt relates to the Company issuing two $1,500,000 convertible subordinated debentures, a note issued by the Company for the purchase of various partnership interests and a bond with the Town of Tonawanda relating to improvements to land in that township.

Shareholders' equity increased to $4,320,635 as of June 30, 1996 from $3,910,826 as of December 31, 1995. The factors which affected the level of shareholders' equity are represented by an increase of $1,667 for options/warrants exercised, including related tax benefits, a decrease of $63,660 resulting from preferred dividend payment, other of $13,061 and an increase of $458,741 for net income for the six months ended June 30, 1996.

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

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8, 1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial during 1997.

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

On January 29, 1996, William Lerner filed a complaint in the Court of Common Please of Washington County, Pennsylvania, against the Company, alleging breach of contract and damages of $253,125 relating to the Company's rescission of a warrant granted to this individual in connection with establishing a relationship with Ladenburg, Thalmann & Co., Inc. In February 1994, the Board of Directors of the Company rescinded the warrant to William Lerner as a result of terminating the Company's relationship with Ladenburg, Thalmann & Co., Inc. On March 26, 1996, William Lerner dismissed the complain filed against the Company. As part of the dismissal, the Company allowed him to exercise his warrants on a cashless basis and issued 19,594 shares of Microtel common stock as a result of this transaction.

ITEM 2.  CHANGE IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the stockholders of the Company held on May 13, 1996, the stockholders of the Company approved the following:

The shareholders approved the appointment of the Board of Directors consisting of five Directors. Each Director shall hold office until the next annual meeting of shareholders and until the successor of the Director is duly elected and qualifies.

Appointment of Bonadio & Company as the Company's independent public accountants for the year ending December 31, 1996.

Authorize the issuance of options for an additional 300,000 shares pursuant to the Company's 1993 Non-Statutory Stock Option Plan.

Amend the Certificate of Incorporation of the Company to change the Company's name to Hudson Hotels Corporation.

The table below sets forth the number of votes case for, against or withheld for each nominee to the Company's Board of Directors, as well as votes cast for other proposals discussed above at the May 13, 1996 shareholders meeting:

                                ELECTION OF DIRECTORS

    NOMINEE                    FOR              AGAINST          ABSTAINED
    -------                    ---              -------          ---------

    E. Anthony Wilson        3,064,416           9,529               --
    Michael Cahill           3,064,416           9,529               --
    Bruce A. Sahs            3,064,416           9,529               --
    Ralph L. Peek            3,064,416           9,529               --
    Robert Fagenson          3,064,416           9,529               --

As to the proposal to appointing Bonadio & Company as the Company's independent public accountants for the year ending December 31, 1996:

          3,049,916          shares have voted FOR
             14,129          shares have voted AGAINST and
              9,900          shares have ABSTAINED

As to the proposal to authorize the issuance of options for an additional 300,000 shares pursuant to the Company's 1993 Non-Statutory Stock Option Plan:

          2,202,209          shares have voted FOR
             56,464          shares have voted AGAINST and
             17,265          shares have ABSTAINED

As to the proposal to amend the Certificate of Incorporation of the Company to change the Company's name to Hudson Hotels Corporation:

          3,043,133          shares have voted FOR
             17,210          shares have voted AGAINST and
             13,252          shares have ABSTAINED

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

Exhibit No.        Description
- -----------        -----------

   3.5 Amendment to Certificate of Incorporation changing the Company's name to Hudson Hotels Corporation

   11              Statement re: computation of per share earnings

   27              Financial Data Schedule

B.  Form 8-K:      The following report was filed on Form 8-K:

                   DATE OF REPORT           ITEM
                    --------------           ----

                   January 19, 1996         Change in Company's fiscal year
                                            end to December 31, 1995

                                      Exhibit 11

                       COMPUTATION OF EARNINGS PER COMMON SHARE
                                     (unaudited)



                                                                           THREE MONTHS                            SIX MONTHS
                                                                           ------------                            ----------

                                                                   6/30/96              6/30/95            6/30/96         6/30/95
                                                                   -------              -------            -------         -------

               PRIMARY
- ----------------------------------------
Net earnings applicable to common stock:

    Net earnings                                                      $254,234           $122,457             $458,741     $921,942
    Deduct preferred stock dividends paid                              (31,830)           (31,830)             (63,660)     (63,660)
                                                                     ---------          ---------            ---------    ---------
Net earnings applicable to common stock                               $222,404           $ 90,627             $395,081     $858,282
                                                                     ---------          ---------            ---------    ---------
                                                                     ---------          ---------            ---------    ---------

Weighted average number of common shares and common equivalents outstanding:

    Weighted average common shares outstanding                       3,251,852          3,119,254            3,242,465    3,117,669
    Additional shares assuming conversion of options
      and warrants                                                     453,802            349,060              519,686      372,846
                                                                     ---------          ---------            ---------    ---------

    Weighted average number of common shares and
        common equivalents outstanding                               3,705,654          3,468,314            3,762,151    3,490,515
                                                                     ---------          ---------            ---------    ---------
                                                                     ---------          ---------            ---------    ---------

PRIMARY EARNINGS PER SHARE                                              $ 0.06             $ 0.03               $ 0.11       $ 0.25
                                                                     ---------          ---------            ---------    ---------
                                                                     ---------          ---------            ---------    ---------



               FULLY DILUTED*
- ----------------------------------------

Net earnings applicable to common stock
    on a fully diluted basis:

    Net earnings applicable to common stock per above                $222,404            $90,627             $395,081     $858,282
     Add net interest expense related to convertible
      debentures                                                       19,500             42,000               39,000       46,200
    Add dividends on convertible preferred stock                       31,830             31,830               63,660       63,660
                                                                    ---------          ---------            ---------    ---------

Net earnings applicable to common stock on a fully
    diluted basis                                                    $273,734           $164,457             $497,741     $968,142
                                                                    ---------          ---------            ---------    ---------
                                                                    ---------          ---------            ---------    ---------


Total shares for fully diluted:

    Shares used in calculating primary earnings
       per share                                                    3,705,654          3,468,314            3,762,151    3,490,515
    Additional shares to be issued under full
       dilution using ending market price                                 --              90,182                   --       45,091
    Addition shares  to be issued under full
       conversion of convertible debentures                           600,000            600,000              600,000      300,000
    Additional shares to be issued under full
       conversion of preferred stock                                  294,723            294,723              294,723      294,723
                                                                    ---------          ---------            ---------    ---------

Total shares for fully diluted                                      4,600,377          4,453,219            4,656,874    4,130,329
                                                                                                                         ---------
                                                                                                                         ---------

FULLY DILUTED EARNINGS PER SHARE                                       $ 0.06             $ 0.04               $ 0.11       $ 0.23
                                                                    ---------          ---------            ---------    ---------
                                                                    ---------          ---------            ---------    ---------


* This calculation is submitted in accordance with Securities Exchange Act of 1934 Release No. 9083 although not required by footnote 8 paragraph 40 of APB No. 15 because it results in anti-dilution.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HUDSON HOTELS CORPORATION
                                       -------------------------
                                              (Registrant)

Date:    7/22/96                       /S/ Bruce A. Sahs
                                       -----------------
                                       Bruce A. Sahs, Executive Vice President
                                            and Chief Operating Officer


Date:    7/22/96                       /S/ Taras M. Kolcio
                                       -------------------
                                       Taras M. Kolcio, Controller