Form 10QSB
period 1996-09-30
HUDSON HOTELS CORP
filed 1996-11-13
CIK 846469

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


For Quarter Ended.............................................September 30, 1996
Commission File Number...................................................0-17838



                              Hudson Hotels Corporation
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


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of November 4, 1996 the Registrant had issued and outstanding 4,416,805 shares of its $.001 par value common stock.

                   The total number of pages in this report is 22.

          The Index of Exhibits filed with the Reports is found at page 20.


                                                       PART 1 - FINANCIAL INFORMATION
                                                        Item 1 - Financial Statements

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995, AND THE THREE MONTHS
ENDED SEPTEMBER 30, 1996 AND 1995
(unaudited)
_____________________________________________________________________________________________________________________

                                                     Three Months Ended                            Nine Months Ended
                                                        September 30                                 September 30

                                                       1996            1995                        1996          1995

OPERATING REVENUES:
  Hotel operations                             $  3,097,586   $  1,703,742                  $  4,792,266   $  4,298,920
  Beach club income                                 518,102        511,461                     1,932,196      1,921,238
  Management fees -
       Nonaffiliate                                  77,783         73,520                       192,836        203,621
       Affiliate                                    193,131        208,378                       560,159        522,649
  Royalties                                         184,654        144,360                       450,776        331,041
  Franchise placement income                              0         55,500                       100,000         80,500
  Development fees                                   40,000         80,000                       330,000        120,000
  Consulting                                         50,000             --                       300,000             --
  Sale of land                                           --             --                            --        185,055
  Miscellaneous                                      13,058             --                        29,079          5,560
                                               ------------    -----------                  ------------    -----------


            Total operating revenues              4,174,314      2,776,961                     8,687,312      7,668,584
                                               ------------    -----------                  ------------    -----------


OPERATING COSTS AND EXPENSES
  Direct                                          2,765,859      1,879,704                     4,800,565      5,075,310
  Corporate                                         433,832        441,282                     1,393,547      1,323,782
  Depreciation and Amortization                     225,197        120,202                       475,390        376,991
                                               ------------    -----------                  ------------    -----------

       Total operating costs and expenses         3,424,888      2,441,188                     6,669,502      6,776,083
                                               ------------    -----------                  ------------    -----------

       Income from operations                       749,426        335,773                     2,017,810        892,501
                                               ------------    -----------                  ------------    -----------

OTHER INCOME (EXPENSE):
  Interest income - corporate                        50,923          9,511                       129,620         58,855
  Interest income - minority interests               33,980         36,350                       109,104        141,653
  Interest expense - corporate                     (162,516)       (82,589)                     (309,582)      (223,828)
  Interest expense - hotel operations              (303,855)            --                      (303,855)            --
  Interest expense - minority interests             (26,566)      (144,840)                    (298,367)       (454,482)
  Gain on repurchase of franchise rights               --               --                            --        150,000
  Gain on sale of franchise rights                  358,725             --                       358,725             --
                                               ------------    -----------                  ------------    -----------

       Total other income (expense)                 (49,309)      (181,568)                     (314,355)      (327,802)

Income from operations, before income taxes,
  minority interest and equity on net losses of
  affiliates                                        700,117        154,205                     1,703,455        564,699

PROVISION (BENEFIT) FROM INCOME TAXES               302,840         40,750                       490,837       (793,693)
                                               ------------    -----------                  ------------    -----------

Income from operations, before minority interest,
  and equity on net losses of affiliates            397,277        113,455                     1,212,618      1,358,392

MINORITY INTEREST                                    38,360         91,048                      (363,378)      (210,636)
EQUITY INCOME/(LOSSES) OF AFFILIATES                 18,624         14,619                        63,762         (7,142)
                                               --- --------    -----------                  ------------   ---- -------

NET INCOME                                     $    454,261    $   219,122                  $    913,002   $  1,140,614
                                               ------------    -----------                  ------------   ------------
                                               ------------    -----------                  ------------   ------------


NET INCOME PER COMMON SHARE - PRIMARY                 $0.10          $0.05                         $0.21          $0.30
                                                      -----          -----                         -----          -----
                                                      -----          -----                         -----          -----

NET INCOME PER COMMON SHARE - FULLY DILUTED           $0.09          $0.05                         $0.19          $0.26
                                                      -----          -----                         -----          -----
                                                      -----          -----                         -----          -----


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 1996
(unaudited)
________________________________________________________________________________



ASSETS                                                 1996
------                                                 ----

CURRENT ASSETS:
  Cash and cash equivalents                   $   1,317,708
  Accounts receivable - trade                       724,111
  Inventories                                       163,756
  Prepaid expenses and other                        601,662
  Accounts and notes receivable -
    Affiliates                                      200,850
    Nonaffiliate                                    528,042
Other current assets                              2,266,616
                                                 ----------

Total current assets

                                                  5,802,745
                                                 ----------

INVESTMENTS IN PARTNERSHIP INTERESTS              2,826,524
                                                 ----------

NVESTMENT IN LAND                                   780,822
                                                 ----------

REAL ESTATE DEVELOPMENT                           3,453,570
                                                -----------

PROPERTY AND EQUIPMENT, NET                      21,885,663
                                                -----------

DEFERRED TAX ASSET                                  455,171
                                                -----------

OTHER ASSETS:

  Mortgage and note receivable -
    Affiliate                                     1,300,000
  Deposit                                           544,447
  Intangibles and other assets                    3,243,224
                                                 ----------

  Total other assets                              5,087,671
                                                 ----------

  Total assets                                  $40,292,166
                                                -----------
                                                -----------









The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
September 30, 1996
(unaudited)

------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT                              1996
----------------------------------------                              ----


CURRENT LIABILITIES:
  Line of credit                                             $   1,190,000
  Accounts payable - trade                                         555,956
  Accrued payroll and related taxes                                 47,480
  Accrued interest                                                 188,569
  Other accrued expenses                                           641,790
  Current portion of long-term debt                              1,815,585
  Notes payable - related party                                     30,000
  Deferred revenue - Beach Club                                     98,117
  Deferred consulting                                                    0
  Deferred franchise revenue - current                              63,000
  Customer deposits                                                314,283
                                                              ------------

  Total current liabilities                                      4,944,780
                                                              ------------

LONG-TERM DEBT                                                  22,662,939
                                                               -----------

DEFERRED REVENUE - LAND SALE                                       185,055
                                                               -----------

LIMITED PARTNERS' INTEREST IN CONTROLLED PARTNERSHIPS            1,297,937
                                                               -----------
SHAREHOLDERS' INVESTMENT:

  Preferred stock                                                      295
  Common stock                                                       4,416
  Additional paid-in capital                                    13,530,675
  Warrants outstanding                                              50,000
  Accumulated deficit                                           (2,383,931)
                                                              ------------

  Total shareholders' investment                                11,201,455
                                                              ------------

  Total liabilities and shareholders' investment               $40,292,166
                                                              ------------
                                                              ------------










The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE PERIOD ENDED SEPTEMBER 30, 1996
(unaudited)

__________________________________________________________________________________________________________________________________


                                            Additional               Additional
                              Series A       Paid-In                 Paid-In
                              Preferred      Capital       Common     Capital    Warrants    Accumulated    Treasury
                                Stock       Preferred      Stock      Common    Outstanding    Deficit       Stock       Total
                              ---------     ---------    ---------   --------  ------------  -----------   ----------   -------

BALANCE, December 31, 1995      $ 295      $1,560,705     $3,280    $5,610,844   $60,000    $(3,201,443)   $(122,855)  $3,910,826

Net Income                         --              --         --            --        --        913,002        --         913,002

Exercise of stock options          --              --         23        15,644   (10,000)            --        --           5,667

Conversion of debentures           --              --        600     2,999,400                                          3,000,000

Purchase of treasury stock         --              --                                                     (3,953,042)  (3,953,042)

Issuance of common stock and use of
  treasury stock for purchase of five
  hotels                                                     513     3,324,491                             4,075,897    7,400,901

Other                              --              --         --        19,591        --               --         --       19,591

Cash dividends paid on
  preferred stock                  --              --         --            --        --          (95,490)        --      (95,490)
__________________________________________________________________________________________________________________________________

BALANCE, September 30, 1996      $295      $1,560,705     $4,416   $11,969,970   $50,000       (2,383,931)        $0  $11,201,455

----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

Stock balances at December 31, 1995:

    Common stock:  3,231,425 shares; Preferred stock:  294,723 shares

Stock balances at September 30, 1996:

    Common stock:  4,415,805 shares; Preferred stock:  294,723 shares








The accompanying notes to financial statements are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
(unaudited)

______________________________________________________________________________________________________________

                                                                                1996             1995
                                                                                ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                 $  913,002       $1,140,614
  Adjustments to reconcile net income to net cash from operating activities:
    Deferred tax provision (benefit)                                            150,830         (800,619)
    Depreciation and amortization                                               475,390          376,991
    Gain on sale of land                                                             --         (185,055)
    Gain on repurchase of franchise rights                                           --         (150,000)
    Minority interest in loss (earnings)                                        363,378          210,636
    Non-cash consulting                                                          19,591           14,764
    Equity in net losses (income) of affiliate                                  (63,762)           7,142
    Provision for (benefit from) bad debts                                           --           81,140
    Capital distributions from unconsolidated partnership interests              57,185           20,156
    Cash proceeds on land sale                                                       --          573,105
    (Increase) decrease in assets
      Accounts receivable - trade                                              (332,102)         154,528
      Inventories                                                               (59,310)         (22,508)
      Prepaid expenses                                                           (6,410)          40,832
    Increase (decrease) in liabilities
      Accounts payable                                                          163,615          165,960
      Accrued payroll and related taxes                                          12,907           18,783
      Accrued interest                                                          (42,854)         (21,951)
      Other accrued expenses                                                     54,848          146,905
      Deferred revenue - Beach Club                                            (823,859)        (916,134)
      Deferred consulting                                                      (300,000)              --
      Customer deposits                                                         238,875          (10,471)
    Cash paid to repurchase franchise rights                                         --         (200,000)
    Deferred franchise revenue                                                  (41,000)         (50,000)
                                                                            -----------    -------------

          Net cash provided by operating activities                             780,324          594,818
                                                                            -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of land/real estate development                                (1,895,998)        (915,865)
  Deposit on leased operations                                                 (200,000)              --
  Capital contribution to unconsolidated partnership interests                       --         (757,000)
  Collection on affiliate accounts and notes receivable                         137,481          913,588
  Increase in non-affiliate accounts and notes receivable                      (422,756)        (745,953)
  Purchase of equipment                                                        (211,405)        (300,152)
  Cash received for options exercised                                             4,000          222,850
  Cash acquired relating to purchase of Hudson Properties                       413,791               --
  Change in other assets                                                     (2,223,070)        (124,045)
                                                                           ------------      ------------

          Net cash used in investing activities                              (4,397,957)      (1,706,577)
                                                                           ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to limited partners                                            (140,544)      (1,154,130)
  Proceeds of borrowings                                                      7,500,000        1,500,000
  Payments of debt                                                             (252,013)        (386,338)
  Borrowings on line of credit, net                                           1,110,000          895,000
  Treasury stock purchased                                                   (3,953,042)              --
  Dividends paid                                                                (95,490)         (95,490)
                                                                            -----------      -----------

          Net cash used in financing activities                               4,168,911          759,042
                                                                            -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       551,278         (352,717)

CASH AND CASH EQUIVALENTS - beginning of period                                 766,428          592,581
                                                                             ----------       ----------

CASH AND CASH EQUIVALENTS - end of period                                     1,317,706          239,864
                                                                             ----------       ----------
                                                                             ----------       ----------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                               910,824          622,550
                                                                             ----------       ----------
                                                                             ----------       ----------

         Income taxes                                                        $  208,269       $   61,567
                                                                             ----------       ----------
                                                                             ----------       ----------

The accompanying notes to financial statements are an integral part of these consolidated statements.

                      HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                                  September 30, 1996
                                     (unaudited)

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

4.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

     The following is a summary of condensed financial information for the partnership (Watertown Hotel Properties II) which the Company exercises control for the nine month period ended September 30, 1996, and a combined summary of condensed financial information for the partnerships which the Company does not control for the nine month period ended September 30, 1996. On July 31, 1996, the Company acquired the remaining interest of Delray Beach Hotel Properties Limited, whose financial statements are presented below prior to the acquisition date for the seven month period ended July 31, 1996.

                                  DELRAY BEACH        WATERTOWN
                                HOTEL PROPERTIES        HOTEL     UNCONSOLIDATED
                                      LIMITED       PROPERTIES    PARTNERSHIPS
                                 -----------------  ----------    ------------

Property and equipment
  net of accumulated
  depreciation                     $6,276,336         $   --      $32,499,787

Current assets                        495,705         11,038        1,042,944

Notes and mortgage
  receivable - noncurrent                  --      1,300,000        1,500,000

Other assets                          174,776             --          872,166
                                   ----------   ------------      -- --------

  TOTAL ASSETS                      6,946,817      1,311,038       35,914,897
                                   ----------   ------------      -----------

Mortgage and notes
  payable - current                   183,917             --        1,980,414

Other current liabilities             623,758             --        1,654,488

Mortgage/Notes payable - non
  current                           6,162,256             --       24,316,406
                                   ----------   ------------      -----------

  TOTAL LIABILITIES                 6,969,931             --       27,951,308
                                   ----------   ------------      -----------


NET ASSETS                            (23,114)     1,311,038        7,963,589
                                   ----------   ------------      -----------
                                   ----------   ------------      -----------

Net Revenues                        2,957,488             --        7,845,506

Operating Expenses                  1,729,892          2,334        5,193,359
                                   ----------   ------------      -----------

Income (Loss) from Operations       1,227,596         (2,334)       2,652,148

Other Income (Expense),  net         (877,678)        97,500       (2,344,700)
                                   ----------   ------------     ------------

NET INCOME                         $  349,918   $     95,166     $    307,448
                                   ----------   ------------     ------------
                                   ----------   ------------     ------------

5.   LONG TERM DEBT

     Future minimum repayments under long-term debt are as follows:

          Remainder 1996           $1,815,585
          1997                        449,314
          1998                        513,490
          1999                      1,948,681
          2000 and thereafter      19,751,454

     On July 3, 1996, the Oppenheimer Bond Fund for Growth converted its two $1,500,000 convertible subordinated debentures into 600,000 shares of the Company's common stock. Accordingly, the Company transferred $3,000,000 to shareholders' investment.

     On July 10, 1996, the Company sold a $7.5 million convertible subordinated debenture to the Oppenheimer Bond Fund for Growth. The conversion price of the 7.5% convertible subordinated debenture due July 1, 2001 is $7.50 per common share. This price will reset on December 31, 1998, based on 125% of the average volume weighted price over the last thirty days, or such number of days having 150,000 shares of trading volume. A maximum and minimum conversion price for common shares are set at $7.50 and $4.50, respectively. At the holder's option, at any time on or before maturity, the debenture or any part may be converted fro common shares subject to the terms above. This debenture is subordinate and junior in right of payment to the senior indebtedness of the Company.

     As part of the acquisition described in Note 12, the Company has assumed payments on the current mortgages and has agreed to indemnify each exchanging partner for his or her continuing liability upon guarantees of the outstanding mortgages on each property. The following describes each mortgage assumed as part of the acquisition.

     DELRAY BEACH HOTEL PROPERTIES LIMITED - This mortgage requires monthly payments of $52,111, including interest at 10%, through December 1996, at which time the rate will adjust to the highest prime rate of U.S. money center banks, plus 1%. The payment will also adjust so that the remaining principal balance will amortize over nineteen years. The mortgage is due in full December 2005. The mortgage is collateralized by substantially all assets of the entity and is guaranteed by Hudson Hotels Corporation. The limited partners have also proportionately guaranteed repayment of fixed sums of the mortgage balance not to exceed 78% of their proportionate share of the original mortgage balance, in which case Hudson Hotels indemnified the limited partners as a condition of the acquisition. The mortgage balance at September 30, 1996 is $5,341,629.

     In addition, the entity issued a $1,000,000 note due in full on March 1, 2000 to Hudson Hotels Corporation. The note bears interest at 12%, with interest payable monthly. Minimum monthly principal payments of $7,500 are required beginning May 1, 1996. Additional principal payments can be made at any time, without penalty. The note is collateralized by the beach club accounts receivables and beach club dues with a second priority to that of the first mortgage. This note is eliminated during consolidation of the Company's financial statements. The balance of the note at September 30, 1996 is $962,500.

     BROOKWOOD HOTEL PROPERTIES - First mortgage payable to Key Bank of New York, requiring monthly payments of $53,076, including interest at 10%. A balloon payment of $4,950,953 is due January 1998. The mortgage is collateralized by substantially all assets of the entity and guaranteed by the partners based on their ownership percentages, in which case, Hudson Hotels Corporation indemnified the partners as a condition of the acquisition. The mortgage balance at September 30, 1996 totaled $5,115,525.

     Subordinated mortgage payable to Brookwood Funding Associates, L.P. requiring monthly payments of interest only at 10% per annum. Additionally, supplemental interest shall be payable annually March 1st at the rate of 2% per annum, conditional upon sufficient net operating income as defined in the mortgage note. Beginning March 1, 1998, monthly installments of principal and interest in the amount of $14,475 are required. A balloon payment of $1,461,819 is due August 1999. The mortgage is collateralized by substantially all assets of the entity. The subordinated mortgage balance totaled $1,500,000 at September 30, 1996.

     JAMESTOWN HOTEL PROPERTIES, L.P. - The mortgage requires monthly payments of $15,820 plus interest at the LIBOR rate plus 3.25%. (8.75% at July 31, 1996) through November 1996, at which time a balloon payment of $1,649,400 is due. The mortgage is collateralized by substantially all assets of the entity and is guaranteed by the partners based on their ownership percentages, in which case, Hudson Hotels Corporation indemnified the limited partners as a condition of the acquisition. The mortgage balance totaled $1,662,070 at September 30, 1996.

     RIDGE ROAD HOTEL PROPERTIES, L.P. - Mortgage payable to a bank requiring monthly payments of $23,593, including interest at the prime rate plus 1.75% through January 1999, at which time a balloon payment of $1,776,593 is due. The mortgage is collateralized by substantially all assets of the entity, substantially all assets of Airport Hotel Properties, L.P. (a related partnership) and guaranteed by the partners based on their ownership percentages, in which case, Hudson Hotels Corporation indemnified the limited partners as a condition of the acquisition. The mortgage balance totaled $1,995,928 at September 30, 1996.


     Note payable to a former partner, requiring monthly payments of $3,549, including interest at 8%, through January 1999. The note balance totaled $90,377 at September 30, 1996.

     MUAR LAKES ASSOCIATES, L.P. - The mortgage requires monthly payments of $12,434, including principal and interest at the small bank prime rate plus 1 1/2% through August 2008, at which time the remaining balance is due. The mortgage is collateralized by substantially all assets of the entity and is guaranteed by the partners based on their ownership percentages, in which case, Hudson Hotels Corporation indemnified the partners as a condition of the acquisition. The mortgage balance totaled $1,047,813 at September 30, 1996.

6.   LINES OF CREDIT

     On December 13, 1995, the Company signed a $500,000 working capital demand line of credit agreement with a commercial bank, which bears interest at prime plus 3/4%. Amounts borrowed are collateralized by substantially all of the Company's assets. At September 30, 1996, no funds were borrowed under the terms of this line.

     On December 13, 1995, the Company signed a commitment letter for a $2,000,000 loan limit with a commercial bank for the intended purpose of purchasing land for the development of hotel properties. The loan limit bears interest at prime plus 1% and a fee of 1/4% on each advance. Each advance is due nine months from the date of the draw. Amounts borrowed are collateralized by substantially all of the Company's assets. At September 30, 1996, $1,110,000 was borrowed under the terms of this loan limit.

7.   COMMITMENTS AND CONTINGENCIES

     The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $112,823 and $127,635 for the periods ending September 30, 1996 and 1995, respectively. Future minimum lease payments under operating leases are approximately: 1996 remainder - $36,122; 1997 - $96,256; 1998 - $2,328.

     In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. In June 1996, the Company provided an additional $200,000 cash deposit which extends the lease term an additional eighteen months and provides additional security on the renovations performed from November 1995 through May 1996. One of the minority owners of L, R, R & M, L.L.C. is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company. The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately: 1996 remainder $130,549; 1997 - $595,000; 1998 - $595,000; 1999 - $595,000; thereafter $2,925,417.

     As an equity partner in various hotel partnerships, the Company has guaranteed portions of mortgages payable relating to the partnerships. The guarantees range from 100% to 200% of the outstanding mortgages payable to banks. Amounts guaranteed by the Company related to the partnerships' mortgages payable were $3.1 million at September 30, 1996.

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

     At September 30, 1996, Company has net operating loss carryforwards for income tax purposes of approximately $475,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

9.   RECEIVABLES/PAYABLES WITH AFFILIATES

     The Company has advanced affiliated entities the following as of September 30, 1996:


          Microtel Partners 1995-I, L.P.          $88,850
          Gatlinburg Microtel, LP                   7,500
          S&W Restaurants, Inc.                    64,500
          Rochester Hospitality Partners, L.P.     40,000
                                                ---------

                                                $ 200,850
                                                ---------
                                                ---------

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

     The Company in return will receive $4 million over a three year period in exchange for the exclusive franchise rights of the Microtel name and various consulting services; $2 million was paid at closing, another $1 million will be paid at the first anniversary and $500,000 each at the second and third anniversary. In addition to the lump sum payment, the Company will receive royalty payments from properties franchised by USFS. Royalty payments will consist of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% above 250 units. In addition, the Company issued USFS 100,000 warrants exercisable at the Company's common stock market price on October 5, 1995. The Company has received a $500,000 payment on September 30, 1996, and will receive another $500,000 payment on December 1, 1996. The Company offset interest accrued on the balance due and deferred expenses relating to the joint venture in determining the net gain of $358,725, which is presented in the Statement of Income.

     The Company has retained the right to franchise and construct an additional twenty-three (23) Microtel properties and ten (10) "Suites" properties (if offered by USFS), and to receive all royalties on the fifty (50) Microtels (27 existing and 23 new ones to be undertaken by the Company) and ten (10) Suites.

12.  ACQUISITION

     On August 28, 1996, the Company completed the acquisition of the remaining partnership interests in five hotel partnerships in which the Company was the owner of varying general and limited partnership equity interests for 1,170,103 shares of the Company's common stock. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of the five hotel partnerships acquired have been included in the consolidated operating results since the effective date of the acquisition, July 31, 1996. One of the partnerships acquired, Delray Beach Hotel Properties Limited, was included in the consolidated operating results of the Company prior to the acquisition, as the Company, in its capacity as sole general partner and by the terms of the partnership agreements, controlled the partnership of Delray Beach Hotel Properties Limited.


     The Company shares to be exchanged therefor were valued at the average closing price for the five trading days prior to the effective date of the exchange, i.e., July 31, 1996. The share value was determined by that method to be $6.325. A total of 1,170,103 shares was exchanged for the partnership interests acquired. The Company utilized 657,292 treasury shares and 512,811 newly issued shares to satisfy its obligations. The Company has agreed to register the shares so exchanged for sale pursuant to the Securities Act of 1933. In addition to the shares thus exchanged, the Company has agreed to indemnify each exchanging partner for his or her continuing liability upon guarantees of the outstanding mortgages on each property.

     The following partnerships and properties were acquired:

     DELRAY BEACH HOTEL PROPERTIES LIMITED - This limited partnership operates a 70 room luxury suite hotel and private beach club and restaurant under the name Seagate Hotel and Beach Club. The partnership purchased the Seagate in 1990 and has made significant improvements to the property since its purchase. The property is located in Delray Beach, Florida. This all suite ocean-front property (housed in one two-story and one three-story structure) is located on an approximately 2.5 acre site at 400 South
     Ocean Boulevard, along Florida's Gold Coast, midway between West Palm
     Beach and Fort Lauderdale. Directly across the street is the beach club, a one-story structure located on approximately 22,000 square feet of real estate, including 400 feet of private beach front. The property also consists of a one-story administration building which services the hotel and club. Hotel amenities include 1,000 square feet of meeting facilities, freshwater and salt water swimming pools, a gazebo and outdoor deck. All 70 suites are also equipped with a kitchenette. Beach club amenities include a lounge, kitchen and dining room/restaurant, as well as a bathhouse containing locker rooms, cabanas and a small service area. The Company, through general and limited partnership interests, had a 26.16% ownership interest in the partnership prior to the exchange.

     BROOKWOOD HOTEL PROPERTIES - This general partnership operates a full-service 108 room hotel operating under the name Brookwood Inn in Pittsford, New York. This five-story hotel is located on an approximately six acre site along Route 96 in Pittsford, New York, just off Interstate
     490. The complex offers whirlpool and executive suites, as well as a full-service restaurant, heated indoor pool, whirlpool and fitness center. The hotel also has meeting and conference facilities available to accommodate 5 to 75 people. The property was developed and opened by a Hudson partnership in May 1987 and has been managed by Hudson Hotels Corporation since that time. The Company's ownership percentage totaled 27.75% prior to the exchange.

     RIDGE ROAD HOTEL PROPERTIES, L.P. - This limited partnership operates a Comfort Inn, which is located in Greece, New York. This five-story 83 room limited-service hotel is located on 1.9 acres of land along Route 104 West, off Interstate 390 North, just outside the city of Rochester and 5 minutes from the airport. Amenities include jacuzzi suites and a breakfast room. This property was developed by Hudson Hotels Corporation and opened in 1986. Hudson Hotels Corporation has managed the property since that time. The Company's ownership percentage prior to the exchange totaled 8.69%.

     JAMESTOWN HOTEL PROPERTIES, L.P. - This limited partnership operates a Comfort Inn which is located in Jamestown, New York. This two-story 101 room hotel is located on a five acre site adjacent to Interstate 17 in Jamestown, New York. The hotel is only one mile from both Chautauqua County airport and the city of Jamestown. This limited-service facility provides specialty jacuzzi rooms and a cocktail lounge. The property was developed by Hudson Hotels Corporation and opened in February 1986. Hudson Hotels Corporation has managed the property since that time. The Company's ownership percentage totaled 7.75% prior to the exchange.

     MUAR LAKES ASSOCIATES, L.P. - This limited partnership operates an Econo Lodge, which is located in Canandaigua, New York. This two-story 65 room limited-service hotel is located on 2.8 acres of land along Routes 5 & 20 near the Bristol Mountain ski resort and the Finger Lakes resort area in Western New York State. The Company's ownership percentage totals 5.00% prior to the exchange.

     As stated above, the Company owned varying percentage interests in each of the partnerships acquired; for each partnership except Brookwood, a subsidiary of the Company was the sole general partner of the limited partnership prior to the exchange. In addition, the Company managed each of the properties owned by partnerships. The Company owns 100% of the ownership interest in each property and will continue to operate and manage each property as a hotel.

     The following summary, prepared on a pro forma basis, combines the consolidated results of operations as if the five hotel partnerships had been acquired as of the beginning of the periods presented, after including the impact of certain adjustments, such as: depreciation and amortization of fixed assets and intangibles and the related income tax effects.


                                     NINE MONTHS ENDED        YEAR ENDED
                                    SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                        (UNAUDITED)          (UNAUDITED)

     Operating revenues                $11,560,280           $15,528,664
     Net income                          1,135,635             2,603,569
     Net income per share - primary          $0.22                 $0.51
     net income per share - fully diluted    $0.20                 $0.48

     The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combined operations.


13.  POTENTIAL ACQUISITION

     The Company has entered into a definite agreement to acquire twelve limited-service hotel properties containing 1,533 guest rooms, for $61,000,000 from SB Motel Corp., a subsidiary of Salomon Brothers Holding Company, Inc., the parent company of Salomon Brothers, Inc. The purchase price includes a $55,000,000 cash payment, with the balance comprised of $3,000,000 in Hudson Hotels Corporation common stock, and a $3,000,000 short-term note, if the transaction is consummated as contemplated. The acquisition is subject to, among other things, the satisfactory completion by Hudson Hotels Corporation of accounting, legal and business/operational review of SB Motel Corp. and is expected to close before year end.

     The SB Motel Corp Portfolio. includes eight Fairfield Inns by Marriott-Registered Trademark- and four Cricket Inns-Registered Trademark-located in the states of Georgia (1), North Carolina (7), South Carolina (2) and Virginia (2). The hotel properties, which range in size from 96 to 150 guest rooms, are predominantly at highly visible interstate locations and have undergone approximately $14,000,000 in renovations in the last two years.

14.  CASH FLOW STATEMENT SUPPLEMENTAL DISCLOSURES OF NON-CASH TRANSACTION

     In connection with the acquisition discussed in Note 12, liabilities were assumed as follows:

                   Fair value of assets acquired     $26,510,316
                   Less:  stock issued                 7,400,901
                                                    ------------

                   Liabilities assumed              $ 19,109,415
                                                    ------------
                                                    ------------

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

Franchise placement income for the nine month period ended September 30, 1996, reflects the opening of four franchises (Raleigh, North Carolina; Lake Norman, North Carolina; Charlotte - University Place, North Carolina and Charlotte - Airport, North Carolina), of which none were opened during the third quarter ended September 30, 1996. Royalties for the nine month period ended September 30, 1996 increased $119,735 over the nine month period ended September 30, 1995, an increase of 36%. The increase is attributable to twenty six franchised Microtel Inns in operation, as compared to twenty two in operation during the same nine month period in 1995.

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

Overall, management fees for the nine month period ended remained relatively flat from the same period in 1995. This is a result of non-renewal of contracts and their replacement with new contracts, which are in the start-up mode. The Company has added three additional management contracts during the nine month period ended September 30, 1996, for a total of nineteen (19) managed properties. In addition, on July 31, 1996, the Company acquired the remaining partnership interests in five hotel partnerships in which the Company was an owner of varying equity interests (see Note 12). As a result of the acquisition, the management fees earned from these entities are eliminated during consolidation from the date of acquisition.

Development fees increased $210,000 from the same period in 1995. The increase is attributable to five Microtel Inns and one full-service hotel under various stages of development for which fees were charged, compared with two Microtel Inn projects under development for the nine months ended September 30, 1995. The fees relating to the Microtel Inns represent a reimbursement of costs incurred.

An increase in hotel operating revenue of $493,346, or 11%, is a result of the re-opening (at higher room rates) of the Company leased hotel ("Inn on the Lake") which underwent major renovations during the past three quarters. Also, hotel revenues include two months operations from the five hotels acquired on July 31, 1996 (see Note 12). The hotel revenues from Delray Beach Hotel Properties Limited (one of the five acquired properties) were already included in 1995 and 1996 figures, as it was consolidated as a result of the equity method of accounting.

Beach club income for the nine months ended September 30, 1996, increased $10,958 from the same period in 1995. This is primarily a result of consistent food and beverage volumes with a slight increase in rates for beach club dues.

Consulting fees for the nine months ended September 30, 1996 represent fees received as part of our joint venture with US Franchise Systems, Inc., in which the Company will be receiving fees for various consulting services over the next three years.

During the nine month period ended September 30, 1995, the gain on sale of land relates to the sale of 2.87 acres of land the Company owned in Tonawanda, New York, to a partnership in which the Company has an interest. The Company only recognized its pro rata share of income on the sale based on the non-related ownership of the partnership. The remaining deferred revenue will be recognized as the Company's partnership interest is diluted or at such time the project is developed and operating. There was no sale of land during the same period in 1996. With the signing of the Joint Venture Agreement with US Franchise Systems, Inc. (see Note 11), the Company is focusing its efforts on developing, building and managing Microtels, which has been the Company's strength since purchasing Hudson Hotels in 1992. The Company will focus on an aggressive development schedule through joint venture of Microtel properties, funded, in part, with the proceeds from the joint venture with US Franchise Systems, Inc.

Expenses - Direct expenses and costs represent the operation of the Company's leased hotel and the five hotels acquired (see Note 12), which are consolidated in the Company's financial statement. For the nine month period ended September 30, 1996, direct expenses decreased $274,745, or 5%, from the same period in 1995. The overall decrease is a result of the shutdown and renovation of the Company leased hotel ("Inn on the Lake") in November 1995 for a major renovation. The Inn on the Lake re-opened on May 20, 1996. Direct expenses include the operations of the five hotels acquired by the Company (see Note 12). Delray Beach Hotel Properties Limited's (one of the hotels acquired) direct expenses have already been included in the Company's financial statements since 1992, as a result of the equity method of accounting in which its results are included in the Company's Consolidated Financial Statements. Corporate costs and expenses increased $69,765, or 5%, for the nine month period ended September 30, 1996, compared to the same period in 1995. The increase is attributable to hiring three additional employees and timing of professional fees incurred by the Company. $361,685, or 76%, of depreciation and amortization for the nine month period ended September 30, 1996 represents depreciation and amortization of the five hotels acquired by the Company (see Note 12), while the majority of the remaining depreciation and amortization represents amortization associated with the adjustment to fair value of real estate investments. This amortization will continue at a current quarterly level of approximately $30,000 for the next seven years and decreasing through fifteen years. This accounting item does not impact the Company's cash flow.

Interest Income (Expense) - Interest Income - Corporate - represents interest earned by the corporate entity. Approximately $95,840, or 74%, represents interest earned on the balance of payments due from USFS (see Note 11).
Interest income - minority interests represents interest earned by the Company's controlled affiliates (Watertown Hotel Properties II, L.P.). $97,500, or 89%, is generated by interest on the mortgage receivable from Watertown Hotel Properties II, L.P. Interest expense - corporate represents interest paid by the corporate entity on its outstanding convertible debentures, notes payable relating to purchase of partnership interests, Tonawanda bond issue and line of credit. Interest Expense - Minority Interests represents interest on the financing of Delray Beach Hotel Properties Limited, prior to the acquisition of the remaining interest on July 31, 1996 (see Note 12). Interest Expense - Hotel Operations - includes interest from the mortgages assumed due to the acquisition of the five hotel entities on July 31, 1996 (see Note 12).

Other income of $150,000 for the six month period ended June 30, 1995, represents the reacquisition of 14 prepaid franchises for $200,000 from a former partner of S&E Hospitality. The 14 prepaid franchises had been recorded as deferred revenue with a value of $350,000 on the Company's balance sheet prior to the transaction.

The gain on the sale of worldwide franchise rights is a result of receiving a $500,000 payment from US Franchise Systems, Inc., in September 1996, as a result of our joint venture agreement. A portion of the payment was used to offset interest accrued on the balance due and deferred expenses relating to the joint venture.

Minority interest represents the elimination of the minority partners interest in operations of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P. Only seven months of operations for Delray Beach Hotel Properties Limited has been included within the elimination of its minority interest as a result of the acquisition of the remaining interest of the entity on July 31, 1996 (see Note 12). Equity in income/losses of affiliates represents the net income/losses incurred from the Company's equity investment in various hotels. The increase in equity income of affiliates is a result of operating hotel properties added during the preceding eighteen to twenty four month period which have attained market penetration.

Income Taxes - The provision for income taxes of $490,837 for the nine month period ended September 30, 1996, represents federal and state tax expense on income before tax of $1,403,839. The income tax benefit of $793,693 for the nine months ended September 30, 1995 represents the future benefit from tax loss carryforwards recognized as a result of current year earnings and the expected profitability in future fiscal periods. The net benefit for the nine months ended September 30, 1995, was offset by certain minimal state tax liabilities.

As a result of the above factors, net income of $454,261 and $913,002 was reported for the three and nine month periods ended September 30, 1996, compared to net income of $219,122 and $1,140,614 respectively, for the corresponding periods in 1995. The net income per share for the three and nine month periods ended September 30, 1996 was $.10 and $.21, compared to net income per share of $.05 and $.30 for the corresponding periods in 1995. Shares used in computing net income per share for the nine month period increased from 3,770,701 for September 30, 1995, to 4,443,772 for September 30, 1996. The predominant factors for this increase are (i) stock issued for consulting services (ii) stock options exercised and (iii) additional options and warrants included in the calculation due to an increase in the Company's stock price and (iv) issuance of stock and use of treasury stock to purchase five hotels. Consolidation of revenues and expenses of Delray Beach Hotel Properties Limited (for the seven months ended July 31, 1996) and Watertown Hotel Properties II provides no additional net income or loss to the Company, than from reporting the investment under the equity method of accounting.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had working capital of $857,965, as compared to a working capital deficit of $394,178 at December 31, 1995. Cash and cash equivalents totaled $1,317,708. The increase in working capital from December 31, 1995 is primarily attributable to the acquisition of five hotel entities (see Note 12). In July 1996, the Company received $7,500,000 as a result of issuing a convertible subordinated debenture. The Company used the funds to (i) repurchase 600,000 shares of the Company's common stock
(ii) paydown its line of credit (iii) purchase land in Plano, Texas, to be developed and (iv) a deposit for the acquisition of SB Motel Corp.

Investment in real estate partnership interests represents the Company's interest in various partnerships. Investment in real estate partnership interests increased $242,655 from December 31, 1995. The predominant factors for the net increase are income/losses recorded from the various partnerships and cash distributions received from the partnerships which are accounted for under the equity method, amortization of step-up in equity investment of hotels, elimination of the negative and positive equity balances in five hotel equity investments as a result of the Company's acquisition of the remaining partnership interests in those five partnerships (see Note 12).

Investment in land represents land purchased for the purpose of future development or sale. Real estate development represents parcels of land owned by the Company which are currently under development or consideration as hotel sites. During the nine months ended September 30, 1996, the Company purchased three parcels of land (Tucson, Arizona; Arlington, Texas, and Plano, Texas) ) using its line of credit and proceeds from a debenture. As of September
30, 1996, six parcels are under development.

The majority of property and equipment reflected on the balance sheet relates to real and personal property of the five hotel partnerships acquired on July 31, 1996. The Company maintains an ongoing capital improvement policy at all hotel properties, which is funded through hotel operations.

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

Other assets consist of (i) a mortgage note receivable held by Watertown Hotel Properties II, L.P. in the amount of $1,300,000, collateralized by land and the Microtel Inn hotel located in Watertown, New York; (ii) a $450,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. One of the minority owners of L, R, R & M, L.L.C. is a greater than 5% Microtel shareholder who is not involved in the management or operation of the Company. Also, in January 1995, the Company received a note from Delray Beach Hotel Properties Limited, for $1,000,000 due May 1, 2000. Under the terms of the note, payments are interest only and are calculated at 12% per annum. Minimum monthly principal payments of $7,500 began on May 1, 1996. Additional principal payments can be made at any time, without penalty. The note does not appear on the face of the balance sheet, as it is eliminated during consolidation. The increase in intangible and other assets consist primarily of acquisition costs relating to the refinance of the Delray Beach Hotel Properties Limited mortgage in 1995.

Long-term debt is substantially comprised of $14,970,803 mortgages on the real property for the five hotel entities acquired on July 31, 1996. The remaining long-term debt relates to the Company issuing a $7,500,000 convertible subordinated debenture and a bond with the Town of Tonawanda relating to improvements to land in that township.

Shareholders' equity increased to $11,201,455 as of September 30, 1996 from $3,910,826 as of December 31, 1995. The factors which affected the level of shareholders' equity are represented by (i) an increase of $7,400,901 for the issuance of common stock and use of treasury stock for the purchase of five hotels (see Note 12) (ii) decrease of $3,953,042 for the purchase of treasury stock (iii) an increase of $5,667 for options/warrants exercised, including related tax benefits, a decrease of $95,490 resulting from preferred dividend payment (v) other of $19,594 and (vi) an increase of $913,002 for net income for the nine months ended September 30, 1996.

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

ITEM 2.  CHANGE IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None
ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

EXHIBIT NO.        DESCRIPTION


     4.9 Convertible subordinated debenture due July 1, 2001 with the Oppenheimer Bond Fund for Growth

     11             Statement re: computation of per share earnings

     27             Financial Data Schedule

B.  Form 8-K:       The following report was filed on Form 8-K:

                    DATE OF REPORT ITEM

                    January 19, 1996         Change in Company's fiscal year end
                                             to December 31, 1995

                    August 2, 1996           Acquisition of Assets

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             HUDSON HOTELS CORPORATION
                                                  (Registrant)

Date:     11/6/96                            /s/ BRUCE A. SAHS
                                            ---------------------------------
                                             Bruce A. Sahs, Executive Vice
                                              President and Chief Operating
                                              Officer


Date:     11/6/96                            /s/ TARAS M. KOLCIO
                                            ---------------------------------
                                             Taras M. Kolcio, Chief Financial
                                              Officer