Form 10QSB
period 1997-03-31
HUDSON HOTELS CORP
filed 1997-05-15
CIK 846469

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

               Quarterly Report Under Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For Quarter Ended.....................................March 31, 1997
Commission File Number.......................................0-17838



                              Hudson Hotels Corporation
-----------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)



             New York                                    16-1312167
------------------------------------------------------------------------
        State or other jurisdiction of              I.R.S. Employer
         in corporation or organization           Identification No.


            One Airport Way, Suite 200, Rochester, New York   14624
--------------------------------------------------------------------------
            (Address or principal executive offices)     (Zip Code)
                          (716) 436-6000
---------------------------------------------------------------------------
               (Registrant's telephone number, including area code)



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES     X                          NO
                 ---------------                    -----------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of April 30, 1997 the Registrant had issued and outstanding 4,787,462 shares of its $.001 par value common stock.

           The Index of Exhibits filed with the Reports
                       is found at page 17.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
(unaudited)

---------------------------------------------------------------------------

                                                     1997        1996
                                                     -----      -----


OPERATING REVENUES:
  Hotel operations                            $  7,961,357   $  1,661,827
  Management fees -
    Nonaffiliate                                    99,494         48,076
    Affiliate                                       58,457        188,793
  Royalties                                        133,825        107,541
  Franchise placement income                            --         75,000
  Sale of land                                      28,812             --
  Development fees                                      --         25,000
  Consulting fees                                   37,500        200,000
  Miscellaneous                                      2,281            586

                                              ------------  -------------

       Total operating revenues                  8,321,726      2,306,823

OPERATING COSTS AND EXPENSES
  Direct                                         5,396,050        929,299
  Corporate                                        578,460        476,638
                                              ------------  -------------

       Total operating costs and expenses
       before depreciation and amortization      5,974,510      1,405,937
                                              ------------  -------------
       Income from operations before
         depreciation and amortization           2,347,216        900,886

DEPRECIATION AND AMORTIZATION                      927,454        122,155
                                              ------------  -------------
       Income from operations                    1,419,762        778,731

OTHER INCOME (EXPENSE):
  Interest income                                   44,382         87,975
  Interest expense                              (1,993,837)      (205,389)
                                              ------------  -------------
       Total other expense                      (1,949,455)      (117,414)

       Income (Loss) from continuing
         operations, before income taxes,
         minority interest and equity on
         net losses of affiliates                 (529,693)       661,317

PROVISION (BENEFIT) FROM INCOME TAXES             (220,964)        81,681
                                              ------------  -------------
       Income (loss) from continuing
         operations, before minority interest
         and equity on net losses of affiliates   (308,729)       579,636

MINORITY INTEREST                                  (25,740)     (371,183)
EQUITY IN LOSSES OF AFFILIATES                      (7,194)        (3,946)
                                              ------------  -------------
NET INCOME (LOSS)                                $(341,663)      $204,507
                                              ------------  -------------

                                              ------------  -------------
NET INCOME (LOSS) PER COMMON SHARE
  - PRIMARY                                   $       (.08) $         .05
                                              ------------  -------------
                                              ------------  -------------








                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 1997
(unaudited)

---------------------------------------------------------------------------



ASSETS                                                               1997
------                                                               ----
CURRENT ASSETS:
  Cash and cash equivalents                                 $   1,357,324
  Cash - restricted                                             1,690,099
  Accounts receivable - trade                                     681,704
  Inventories                                                     191,312
  Prepaid expenses and other                                      320,281
  Accounts and notes receivable -
    Affiliates                                                    189,536
    Nonaffiliate                                                  446,442
  Receivable from sale of franchise rights - current              288,112
                                                            -------------
       Total current assets                                     5,164,810
                                                            -------------
INVESTMENTS IN PARTNERSHIP INTERESTS                            1,940,000
                                                            -------------
INVESTMENT IN LAND                                                780,822
                                                            -------------
REAL ESTATE DEVELOPMENT                                         3,339,324
                                                            -------------
PROPERTY AND EQUIPMENT, NET                                    83,115,554
                                                            -------------
DEFERRED TAX ASSET                                                598,413
                                                            -------------
OTHER ASSETS:

  Beach Club, Net                                               3,099,646
  Deferred financing costs, net                                 2,482,521
  Mortgage and note receivable -
    Affiliate                                                   1,100,000
  Deposit                                                         736,826
  Intangibles and other assets                                     43,903
  Receivable from sale of franchise rights - long term            454,546
                                                            -------------
       Total other assets                                       7,917,442
                                                            -------------
       Total assets                                          $102,856,365
                                                            -------------
                                                            -------------







                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
March 31, 1997
(unaudited)
---------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT                             1997
----------------------------------------                             ----
CURRENT LIABILITIES:
  Accounts payable - trade                                  $   2,381,391
  Accrued payroll and related taxes                               230,803
  Accrued interest                                                449,727
  Other accrued expenses                                        1,443,283
  Current portion of long-term debt                             3,359,496
  Deferred revenue - Beach Club                                   595,840
  Deferred consulting                                              75,000
  Deferred franchise revenue                                       28,000
                                                            -------------
       Total current liabilities                                8,563,540
                                                            -------------
LONG-TERM DEBT                                                 80,064,186
                                                            -------------
DEFERRED REVENUE - LAND SALE                                      185,055
                                                            -------------
LIMITED PARTNERS' INTEREST IN CONTROLLED PARTNERSHIPS           1,098,272
                                                            -------------
SHAREHOLDERS' INVESTMENT:

  Preferred stock                                                     295
  Common stock                                                      4,788
  Additional paid-in capital                                   15,956,435
  Warrants outstanding                                             50,000
  Accumulated deficit                                          (3,066,206)
                                                            -------------
       Total shareholders' investment                          12,945,312
                                                            -------------
       Total liabilities and shareholders' investment        $102,856,365
                                                            -------------
                                                            -------------






                The accompanying notes to consolidated financial statements are an integral part of these consolidated balance sheets

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE PERIOD ENDED MARCH 31, 1997
(unaudited)


--------------------------------------------------------------------------------------------------------------------

                                            Additional              Additional
                                Series A     Paid-In                  Paid-In
                                Preferred    Capital      Common      Capital    Warrants     Accumulated
                                  STOCK     PREFERRED     STOCK       COMMON    OUTSTANDING     DEFICIT        TOTAL
                               ----------  ----------- ------------- ----------- ------------- ----------       ----
BALANCE, December 31, 1996        $ 295     $1,560,705     $4,788    $14,394,040    $50,000   $(2,692,713)  $13,317,115

Net Loss                         --          --     --                    --             --      (341,663)     (341,663)

Other                                --              --        --          1,690         --             --        1,690

Cash dividends paid on
  preferred stock                    --               --       --             --          --       (31,830)      (31,830)
-------------------------------------------------------------------------------------------------------------------------
BALANCE, March 31, 1997            $295      $1,560,705     $4,788    $14,395,730     $50,000   $(3,066,206)  $12,945,312
-------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------

Stock balances at December 31, 1996:

    Common stock:  4,787,462 shares; Preferred stock:  294,723 shares

Stock balances at March 31, 1997:

    Common stock:  4,787,462 shares; Preferred stock:  294,723 shares











                The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 and 1996
(unaudited)

-------------------------------------------------------------------------------

                                                      1997                1996
                                                      ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                              (341,663)        $    204,507
    Adjustments to reconcile net income to
       net cash
    from operating activities:
    Deferred tax provision                        (220,965)             75,415
    Depreciation and amortization                  927,454             122,155
    Gain on sale of land                           (28,812)                 --
    Minority interest in operations                 25,740             371,183
    Non-cash consulting                              1,688               6,529
    Equity in operations                             7,194               3,946
    Capital distributions from unconsolidated
      partnership interests                          3,094              54,091
    (Increase) decrease in assets -
      Accounts receivable - trade                (238,712)            (145,491)
      Inventories                                   10,388                 653
      Prepaid expenses                             232,808            (184,145)
    Increase (decrease) in liabilities -
      Accounts payable                             521,795             (46,289)
      Accrued payroll and related taxes             41,413             (11,713)
      Other accrued expenses                       255,932            (233,901)
    Accrued interest                                (2,241)               (148)

    Deferred revenue - Beach Club                 (274,062)           (280,313)
    Deferred consulting                            (37,504)           (200,000)
    Customer deposits                                   --             (14,837)
    Deferred franchise revenue                          --             (40,000)
                                               -----------          ----------
      Net cash from operating activities           883,547            (318,358)
                                               -----------          ----------







                   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1997 and 1996
(unaudited)
-------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                     1997         1996
                                                          ----         ----
  Acquisition of land/real estate development      $   (58,049)   $  (31,972)
  Increase in restricted cash                         (174,220)          --
  Cash collected on sale of land                       399,659           --
  Change in affiliates accounts and notes
  receivable                                           136,464        60,546
  Purchase of equipment                               (292,256)      (20,363)
  Change in other assets                               (46,361)        3,345
  Deposits                                             (97,832)           --
  Change in non affiliate accounts receivable         (317,434)     (248,658)
                                                --------------    ----------

      Net cash from investing activities              (357,307)     (237,102)
                                                --------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of mortgages                              (168,454)      (68,533)
  Distributions to limited partners                    (26,000)     (111,417)
  Proceeds from stock options exercised                     --         1,667
  Dividends paid                                       (31,830)      (31,830)
  Borrowings on line of credit, net                         --       500,000
                                                --------------    ----------
      Net cash used in financing activities           (226,284)      289,887

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                          299,956      (265,573)

CASH AND CASH EQUIVALENTS - beginning of period      1,057,368       766,428
                                                --------------    ----------
CASH AND CASH EQUIVALENTS - end of period          $ 1,357,324    $  500,855
                                                --------------    ----------
                                                --------------    ----------
OTHER INFORMATION:
  Cash paid during the period for:
    Interest                                       $ 1,996,078    $  205,537
    Income taxes                                   $     7,390    $  171,269






                   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

            HUDSON HOTELS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997
                           (UNAUDITED)


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

      The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 1996 10-KSB.

      Other footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1996 10-KSB.

2.    THE COMPANY

      Hudson Hotels Corporation (the "Company") was organized as
      Microtel Franchise and Development Corporation to develop and franchise a national chain of economy limited service lodging facilities ("Microtels"), using the service mark "MICROTEL", which offers downsized rooms with higher quality furnishings at rates below those available at competing national lodging chains. The Company was incorporated in New York State on June 5, 1987.

      On October 5, 1995, the Company signed an exclusive Joint Venture Agreement with US Franchise Systems, Inc., in which US Franchise Systems, Inc. purchased worldwide franchising and administration for the Microtel franchise chain. As a result of the Joint Venture Agreement, the Company has focused its efforts on developing, building and managing various hotel products, including Microtels, which has been the Company's strength since it acquired Hudson Hotels Corporation in 1992. During 1996, the Company embarked upon a significant expansion and development program, which includes several acquisitions (see Note 18) and development of four Microtel Inns through a joint venture partnership.

      At December 31, 1995, the Company changed its fiscal year from March 31 to December 31. this fiscal year coincides with individual hotel property, partnership and joint venture investment year ends and simplifies the Company's accounting and reporting.

      The Company operates in the industry segment of hotel development, management and ownership. The Company is changing from a management fee and royalty fee business to a hotel operating company. As a result, the Company subjects its revenues and earnings to cycles typical to hotel operation with stronger results expected in the second and third calandar quarters.

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

4.   SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

     The following is a summary of condensed financial information for the partnership (Watertown Hotel Properties II, L.P.) which the Company exercises control for the three month period ended March 31, 1997, and a combined summary of condensed financial information for the partnerships which the Company does not control for the three month period ended
     March 31, 1997.



                                         WATERTOWN HOTEL  UNCONSOLIDATED
                                     PROPERTIES II, L.P.    PARTNERSHIPS
                                     -------------------  --------------


Property and equipment, net of accumulated
  depreciation                             $        --      $28,102,555

Current assets                                   9,372        2,630,772

Notes and mortgage receivable - noncurrent   1,100,000               --

Other assets                                        --        1,052,245
                                         -------------    -------------
  TOTAL ASSETS                               1,109,372       31,785,572
                                         -------------    -------------
Mortgage and notes payable - current                --        1,990,073

Other current liabilities                           --          785,833

Mortgage/Notes payable - noncurrent                 --       22,509,663
                                         -------------    -------------
  TOTAL LIABILITIES                                 --       25,285,569
                                         -------------    -------------
NET ASSETS                               $   1,109,372    $   6,500,003
                                         -------------    -------------
                                         -------------    -------------
Net Revenues                             $          --    $   2,674,087

Operating Expenses                               1,500        1,624,363
                                         -------------    -------------
Income (Loss) from Operations                   (1,500)       1,049,724

Other Income (Expense), Net                     27,500       (1,129,244)
                                         -------------    -------------
NET INCOME (LOSS)                           $   26,000      $   (79,520)
                                         -------------    -------------
                                         -------------    -------------

5.     LONG TERM DEBT

       Future minimum repayments under long-term debt are as follows:

                         Remainder 1997         $ 3,359,496
                         1998                   4,086,027
                         1999                   4,145,975
                         2000                   4,215,720
                         2001 and thereafter    67,616,464

6.     COMMITMENTS AND CONTINGENCIES

       The Company has various operating lease arrangements for
       automobiles and office space. Total rent expense under operating leases amounted to $42,881 and $39,094 for the periods ending March 31, 1997 and 1996, respectively. Future minimum lease payments under operating leases are approximately: 1997 remainder - $108,364;
       1998 - $90,014; 1999 -       $6,998.

       The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors, Choice Hotels International, Marriott Corp. and Cricket Inn based on franchise agreements which extend from ten to fifteen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $156,000 and $-0- for the three months ended March 31, 1997 and 1996, respectively.

       As an equity partner in various hotel partnerships, the Company has guaranteed portions of mortgages payable relating to the partnerships. The guarantees range from 50% to 200% of the outstanding mortgages payable to banks. Amounts guaranteed by the Company related to the partnerships' mortgages payable were approximately $3.7 million at March 31, 1997.

       In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York from L, R, R & M L.L.C. In June 1996, the Company provided an additional $200,000 cash deposit which extends the lease term an additional eighteen months and provides additional security on the renovations performed from November 1995 through May 1996. Also, during 1996, the Company earned a $250,000 fee for managing the reconstruction project. One of the minority owners of L, R, R & M, L.L.C., is a greater than 5% shareholder who is not involved in the management or operation of the Company. Base rent is equal to one-twelfth of 2% of the outstanding principal balance under the credit facilities per month, plus amounts payable by the Landlord under the credit facilities monthly. The Company is also obligated to pay/or have due additional monthly rent/or abatement on positive/negative earnings based on 15% of the leased operations' adjusted net revenues, as defined in the lease agreement.

       The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately:
       remainder of 1997 - $685,500; 1998 - $914,000; 1999 - $914,000; 2000 -
       $914,000; thereafter $3,503,667.

       The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, North Carolina. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten-year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 less one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year.

       The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors.

       Rent expense on the ground lease was $5,500 and $-0- for the three month period ended March 31, 1997 and 1996, respectively.

       The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                    Remainder of 1997      $16,500
                    1998                    22,000
                    1999                    22,000
                    2000                    22,000
                    2001                    22,000
                    Thereafter              73,333
                                          --------
                                          $177,833
                                          --------
                                          --------
7.     INCOME TAXES

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

       At March 31, 1997, Company has net operating loss carryforwards for income tax purposes of approximately $1,432,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

8.     RECEIVABLES/PAYABLES WITH AFFILIATES

       The Company has advanced affiliated entities the following as of March 31, 1997:

             Microtel Partners 1995-I, L.P.    $142,178
             Airport Hotel Properties, L.P.      10,000
             Other                               37,358
                                               --------

                                               $189,536
                                               --------
                                               --------

9.     JOINT VENTURE AGREEMENT

       On October 5, 1995, the Company signed an exclusive joint venture agreement with US Franchise Systems, Inc. in which USFS assumed worldwide franchising and administration for the Microtel hotel chain.

       The Company in return will receive $4 million over a three year period in exchange for the exclusive franchise rights of the Microtel name and various consulting services; $2 million was paid at closing, another $1 million was paid at the first anniversary and $500,000 will be paid each at the second and third anniversary. In addition to the lump sum payment, the Company will receive royalty payments from properties franchised by USFS. Royalty payments will consist of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% above 250 units. In addition, the Company issued USFS 100,000 warrants exercisable at the Company's common stock market price on October 5, 1995.

       The Company has retained the right to franchise and construct an additional twenty-three (23) Microtel properties and ten (10) "Suites" properties (if offered by USFS), and to receive all royalties on the fifty (50) Microtels (28 existing and 22 new ones to be undertaken by the Company) and ten (10) Suites. During 1996, USFS completed an initial public offering with proceeds to that entity of approximately $37,000,000. As a result, it was determined that the future collectability was not in doubt and the balance of the deferred revenue was recognized at December 31, 1996.

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with Selected Financial Data (item 6); Management's Discussion and Analysis of Financial Condition and Results of Operations (item 7); and Accountant's Report, Financial Statements and Notes to Financial Statements (item 8) of the Company's December 31, 1996 Annual Report on Form 10-KSB.

Franchise placement income for the three month period ended March 31, 1996 reflects the opening of three franchises (Raleigh, North Carolina; Lake Norman, North Carolina and Charlotte, North Carolina). There were no franchise sales during the three month period ended March 31, 1997. Royalties for the three month period ended March 31, 1997 have increased $26,284 over the three month period ended March 31, 1996, an increase of 24%. The increase is attributable to twenty eight franchised Microtels in operation, as opposed to twenty six during the same three month period in 1996.

As a result of the Company's joint venture with US Franchise Systems, Inc. (see Note 9), the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtels (28) existing and 22 new ones to be undertaken by the Company) and ten (10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open, along with consulting payments over the next three years.

Overall, management fees for the three month period ended March 31, 1997 decreased $78,918, or 33%, from the same three month period ended March 31, 1996. The decrease is primarily the result of the change in the Company's ownership position in hotels managed, which is summarized below:


                           MARCH 31, 1997  MARCH 31, 1996
                           --------------  --------------

       Owned                     17              -0-
       Managed with
         financial interest       9               14

       Other managed              5                4
                                ---              ---
                                 31               18
                                ---              ----

Management fees of approximately $387,000 were generated by the seventeen
(17) owned hotels, which were eliminated for consolidation purposes.

Development fees decreased $25,000 from the same period in 1996. The decrease is attributable to no hotels under development compared to three Microtels under various stages of development for which fees were charged. These fees represent a reimbursement of costs incurred.

Hotel operations for the three months ended consist of the following:


                                 MARCH 31, 1997  MARCH 31, 1996
                                 --------------  --------------

       Hotel room revenue            $6,550,856        $810,472
       Beach Club revenue               350,513         369,990
       Food and beverage revenue        745,155         374,835
       Other                            314,833         106,530
                                    -----------      ----------
                   Total            $7,961,357       $1,661,827
                                    -----------      ----------
                                    -----------      ----------

Hotel room revenues for the three month period ended March 31, 1997 increased $5,740,384 from the three month period ended March 31, 1996. The increase is a result of the acquisition of seventeen (17) hotels during the second half of 1996. Five (5) of the hotels were acquired July 31, 1996, with the remaining twelve (12) being acquired on November 27, 1996. In addition, the Canandaigua Inn on the Lake was closed during the three month period ended March 31, 1996, as the facility underwent major renovations, and reopened June 1996. Operating revenues (which includes hotel room revenue, beach club revenue and food and beverage revenue) for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership. The beach club revenue relates to the operation of the beach club at the Seagate Hotel and Beach Club, which decreased $19,477, or 5%, from the three month period ended March 31, 1996. Food and beverage revenue was $745,155 for the three month period ended March 31, 1997, compared to $374,835 for the three month period ended March 31, 1996, an increase of $370,320, or 99%. The increase is primarily the result of the Canandaigua Inn on the Lake being closed during the three month period ended March 31, 1996, as the facility underwent major renovations and reopened June 1996.
The increase in Other is a result of the acquisition of seventeen (17) hotels in 1996; 56% of Other represents telephone revenue, with the remaining percentage being vending and movie revenues.

Consulting fees for the three months ended March 31, 1997 represent fees received as part of our joint venture with US Franchise Systems, Inc., under which the Company will be receiving fees for various consulting services over the next two years (see Note 9).

During the three month period ended March 31, 1997, the gain on sale of land relates to the sale of 1.39 acres of land the Company owned in Strawberry Plains Pike, Tennessee, to an unrelated third party. The Company recognized income based on its cash proceeds, less the cost of land and its related improvements. There was no sale of land during the same period in 1996.

The company plans to continue its rapid revenue growth by implementing the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and building Microtels Inns on sites acquired and (iii) opportunistic acquisition of existing hotels.

Operating Costs and Expenses - Direct represents cost and expenses associated with the operation of the hotels owned or leased by the Company. Direct costs and expenses for the three month period ended March 31, 1997, increased $4,466,751 over the three month period ended March 31, 1996. This increase is primarily due to the acquisition of seventeen hotel properties (five of which were acquired on July 31, 1996, and the remaining twelve acquired on November 27, 1996). The direct costs and expenses for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership. Corporate represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $101,822,
or 21%, from prior year.   The increase is primarily a result of the
following: (1) legal fees retainer increasing $30,000 for the period as a result of Company growth and (2) payroll expense increasing approximately $60,000 as a result of pay increases and the addition of four employees. Depreciation and amortization for the period ended March 31, 1997 increased $805,299, or 659%, over the three month period ended March 31, 1996. The increase is a result of the acquisition of five hotels on July 31, 1996, and twelve hotels on November 27, 1996. One of the five hotels purchased on July 31, 1996, the Seagate Hotel and Beach Club, is included in the operating results of the Company during the three month period ended March 31, 1996, as a result of the Company's ownership interest in the partnership.

Other Income (Expense) - Interest income is $44,382, of which $27,500, or 62%, is generated by interest on the mortgage receivable from Watertown Hotel Properties II, L.P. Another $16,882 relates primarily to interest earned by the Company on the outstanding balance owed the Company by US Franchise Systems, Inc. Of the $1,993,837 in total interest expense, 64% relates to the mortgage held on the hotels acquired in 1996. The remaining represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of partnership interests, Tonawanda bond issue and line of credit.

Minority interest for the three month period ended March 31, 1996 represents the elimination of the minority partners interest in operations of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P., and the minority interest for the three month period ended March 31, 1997 represents the elimination of the minority partners interest in Watertown Hotel Properties II, L.P. Equity in losses of affiliates represents the net losses incurred from the Company's equity investment in various hotels. On July 31, 1996, the Company acquired the remaining interest of Delray Beach Hotel Properties Limited and has included its results of operations from the acquisition date, without the elimination of the minority partners interest.

Income Taxes - The benefit for income taxes for the three month period ended March 31, 1997, represents federal and state income tax benefit generated by the loss before tax of $562,627. The provision includes tax expense/benefit from the valuation of deferred tax assets and liabilities. The provision for income taxes of $81,681 for the three month period ended March 31, 1996 represents federal and state tax expense on income before tax of $286,188.

Net Income - As a result of the above factors, net income decreased $546,170 from the three month period ended March 31, 1996 to a loss of $341,663 for the three month period ended March 31, 1997. The three month period ended March 31, 1997 earnings decreased for the following reasons: (1) Due to the seasonal nature of the lodging industry, hotel room revenues in the first and fourth quarters are less than the second and third quarters and (2) Depreciation and amortization increased $805,299 for the three month period ended March 31, 1997 as compared to March 31, 1996, as a result of the acquisition of seventeen (17) hotels in 1996. The net loss per common share basic of $.08, compared with a net income per common share basic of $.05 for the three month period ended March 31, 1996. Weighted average shares used in computing earning/loss per share increased from 3,233,078 for the three month period ended March 31, 1996, to 4,787,462 for the three month period ended March 31, 1997. The predominant factors for this increase are (i) stock issued for the two major acquisitions in 1996 and (ii) issuance of common stock upon conversion of convertible subordinated debentures and (iii) stock options exercised. Consolidation of the revenues and expenses for Watertown Hotel Properties II, L.P. provides no additional net income or loss to the Company than from reporting the investment under the equity method of accounting.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had a working capital deficit of $3,398,730, as compared to a working capital deficit of $3,712,513 at December 31, 1996. Cash and cash equivalents totaled $1,357,324. The majority of the working capital deficit is primarily attributable to a $2,900,000 note in current portion of long-term debt, which is due to SB Motel Corp. as a result of the November 27, 1996 acquisition, along with accrued expenses which resulted from the acquisition.

Accounts and notes receivable represent amounts due from customers or affiliated entities or individuals and in the opinion of management are fully realizable.

Investment in real estate partnership interests represents the Company's interest in various partnerships. Investment in real estate partnership interests decreased $34,900 from December 31, 1996. The predominant factors for the decrease are income/losses recorded from the various partnerships and cash distributions received from the partnerships which are accounted for under the equity method.

Investment in land represents land purchased for the purpose of future development or sale. Real estate development represents parcels of land owned by the Company which are currently under development as hotel sites. As of March 31, 1997, five parcels are under development. During the three month period ended March 31, 1997, the Company sold its 1.39 acre site at Strawberry Plains Pike, Tennessee, for cash proceeds of $399,659. Land and development costs of the Strawberry Plains Pike, Tennessee, site totaled $370,847 prior to the sale.

The majority of property and equipment reflected on the balance sheet relates to acquisition of seventeen hotels during 1996. The acquisitions were accounted for using the purchase method of accounting.

Deferred tax assets represent the future benefit from tax loss carryforwards realized as a result of current year earnings and the expected profitability in future fiscal periods, along with an alternative minimum tax credit and deferred revenue relating to consulting, initial franchise placement fees and land sale. Deferred tax liability relates to the acquisition of Hudson, the tax effect related temporary differences associated with the difference in the financial reporting and tax basis of the purchased assets and depreciation.

Other assets consist of (i) a mortgage note receivable held by Watertown Hotel Properties II, L.P. in the amount of $1,100,000 collateralized by land and the Microtel hotel located in Watertown, New York, (ii) deposits consist of a $450,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. One of the minority owners of L, R, R & M, L.L.C., is a greater than 5% shareholder who is not involved in the management or operation of the Company. In addition, there is also a $210,000 deposit as a commitment to acquire three hotels from $25,500,000 (iii) Deferred financing costs represent costs incurred to acquire financing for the acquisition of seventeen hotels. These costs are inclusive of the $56,000,000 first mortgage, along with the $17,000,000 mezzanine note. The deferred financing costs are being amortized over the term of the related financing; (iv) Beach Club, net, was recorded as a result of the acquisition of the Seagate Hotel and Beach Club, which the Beach Club operation was valued based on an independent appraisal. This amount will be amortized over its estimated useful life of 20 years and (v) Receivable from sale of franchise rights - long-term, represents a receivable recorded as a result of determining that the future collectibility of the sale of franchise rights was not in doubt.

Long-term debt is substantially comprised of a $56,000,000 first mortgage and a $17,000,000 mezzanine note. These amounts borrowed were used to acquire seventeen hotels in 1996. The remaining long-term debt consists of the Company issuing $7,500,000 convertible subordinated debenture, a note issued by the Company for the purchase of the SB Motel Corp. portfolio and a bond with the Town of Tonawanda relating to improvements to land in that township.

Shareholders' equity decreased to $12,945,312 as of March 31, 1997, from $13,317,115 as of December 31, 1996. The factors which significantly affected the level of shareholders' equity are a decrease of $31,830 resulting from preferred dividend payment and a decrease of $341,663 for net loss for the three month period ended March 31, 1997. The Company believes it has sufficient resources from its present cash position to meet its current obligations and believes that its cash position and revenues from operations are sufficient to meet its cash requirements for the next twelve months. The Company has not been negatively impacted by inflation during any of the periods presented.

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

ITEM 2.  CHANGE IN SECURITIES - None
         -------------------
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None
         -------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         --------------------------------------------------
         - None

ITEM 5.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
A.  Exhibits

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------

     11             Statement re: computation of per share
                    earnings

     27             Financial Data Schedule


B.  Form 8-K:       The following report was filed on Form
                    8-K


             Date of Report                                  Item
             --------------                                  ----

            February 4, 1997                         Acquisition of Assets

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                      HUDSON HOTELS CORPORATION
            ----------------------------------------------
                             (Registrant)



Date: 5/12/97        /S/ BRUCE A. SAHS
              ---------------------------------------------
              Bruce A. Sahs, Executive Vice President
              and Chief Operating Officer




Date: 5/12/97        /S/ TARAS M. KOLCIO
              ---------------------------------------------
              Taras M. Kolcio, Chief Financial Officer