Form 10QSB
period 1997-06-30
HUDSON HOTELS CORP
filed 1997-07-31
CIK 846469

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


For Quarter Ended..................................................June 30, 1997
Commission File Number...................................................0-17838



                              Hudson Hotels Corporation
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


    Yes     X                                    No
    ---------                                    -------------


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of July 18, 1997 the Registrant had issued and outstanding 5,038,962 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996 AND THE SIX MONTHS ENDED JUNE 30, 1997 and 1996
(unaudited)
-------------------------------------------------------------------------------

                                  Three Months Ended      Six Months Ended
                                  1997       1996          1997      1996
                                  ----       ----          ----      ----
OPERATING REVENUES:
  Hotel operations            $9,145,032   $1,446,947   $17,106,389   $3,108,774
  Management fees -
    Nonaffiliate                  54,814       66,977       113,271     $115,053
    Affiliate                    194,991      178,235       294,485      367,028
  Royalties                      167,298      158,581       301,123      266,122
  Franchise placement income      55,500       25,000        55,500      100,000
  Sale of land                        --       50,000        28,812           --
  Development fees                10,000      265,000        10,000      290,000
  Consulting fees                 37,500       50,000        75,000      250,000
  Miscellaneous                       12       15,435         2,293       16,021
                               ---------     ---------     ---------   ---------
    Total operating revenues   9,665,147     2,206,175    17,986,873   4,512,998

OPERATING COSTS AND EXPENSES
  Direct                       5,927,935     1,105,407    11,323,985   2,034,706
  Corporate                      648,264       483,077     1,226,724     959,715
                               ---------     ---------     ---------   ---------

    Total operating costs and
       expenses before
       depreciation and
       amortization            6,576,199      1,588,484    12,550,709  2,994,421
                               ---------     ---------     ---------   ---------
    Income from operations
      before depreciation
      and amortization          3,088,948        617,691    5,436,164  1,518,577


DEPRECIATION AND AMORTIZATION     984,254        128,038    1,911,708    250,193
                                ---------      ---------    ---------  ---------

    Income from operations      2,104,694        489,653    3,524,456  1,268,384
                                ---------      ---------    ---------  ---------

OTHER INCOME (EXPENSE):
  Interest income                  44,559         65,846       88,941    153,821
  Interest expense             (2,050,242)      (213,478)  (4,044,079) (418,867)
                                ---------      ---------    ---------  ---------

    Total other expense        (2,005,683)      (147,632)  (3,955,138) (265,046)
                                ---------      ---------    ---------  ---------

    Income (Loss) from
      continuing operations,
       before income taxes,
       minority interest and
       equity on net losses
       of affiliates                99,011       342,021     (430,682) 1,003,338

PROVISION (BENEFIT) FROM
INCOME TAXES                        28,629       106,316     (192,335)   187,997
                                 ---------     ---------    ---------  ---------

    Income (Loss) from continuing
      operations, before minority
      interest and equity on net
       losses of affiliates         70,382        235,705    (238,347)   815,341

MINORITY INTEREST                 (27,225)       (30,555)    (52,965)  (401,738)

EQUITY IN INCOME OF AFFILIATES      15,012         49,084       7,818     45,138
                                 ---------      ---------   ---------  ---------

NET INCOME (LOSS)                   58,169        254,234    (283,494)   458,741
                                 ---------      ---------    --------- ---------
                                 ---------      ---------    --------- ---------

NET INCOME (LOSS) PER COMMON
SHARE - PRIMARY                  $    0.01      $     .06   $   (0.07)  $   0.11
                                 ---------      ---------    --------- ---------
                                 ---------      ---------    --------- ---------









The accompanying notes are an integral part of these financial statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997
(unaudited)
-------------------------------------------------------------------------------


ASSETS                                                                  1997
                                                                        ----
CURRENT ASSETS:
  Cash and cash equivalents                                           1,227,314
  Cash - restricted                                                   2,638,328
  Accounts receivable - trade                                           858,130
  Inventories                                                           236,566
  Prepaid expenses and other                                            498,643
  Accounts and notes receivable -
    Affiliates                                                          212,826
    Nonaffiliate                                                        186,422
  Receivable from sale of franchise rights - current                    288,112
                                                                    ------------
    Total current assets                                               6,146,341
                                                                    ------------
INVESTMENTS IN PARTNERSHIP INTERESTS                                   1,887,713
                                                                    ------------
INVESTMENT IN LAND                                                       780,822
                                                                    ------------
REAL ESTATE DEVELOPMENT                                                3,341,845
                                                                    ------------
PROPERTY AND EQUIPMENT, NET                                           82,696,045
                                                                    ------------
DEFERRED TAX ASSET                                                       569,784
                                                                    ------------
OTHER ASSETS:

  Beach club, net                                                      3,059,565
  Deferred financing costs, net                                        2,424,835
  Mortgage and note receivable - affiliate                             1,100,000
  Deposit                                                                841,867
  Intangibles and other assets                                            65,677
  Receivable from sale of franchise rights - long term                   454,546
                                                                    ------------
    Total other assets                                                 7,946,490
                                                                    ------------
    Total assets                                                    $103,369,040
                                                                    ------------
                                                                    ------------







The accompanying notes are an integral part of these consolidated financial statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
June 30, 1997
(unaudited)
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT                                  1997
                                                                          ----
CURRENT LIABILITIES:
  Line of credit                                                     $  200,000
  Accounts payable - trade                                            2,286,427
  Accrued payroll and related taxes                                     292,293
  Accrued interest                                                      485,393
  Other accrued expenses                                              1,710,182
  Current portion of long-term debt                                   3,238,545
  Deferred revenue - beach club                                         372,687
  Deferred consulting                                                    37,500
  Deferred franchise revenue                                              3,000
                                                                    ------------
    Total current liabilities                                         8,626,027
                                                                    ------------

LONG-TERM DEBT                                                       80,064,186
                                                                    ------------
DEFERRED REVENUE - LAND SALE                                            185,055
                                                                    ------------
LIMITED PARTNERS' INTEREST IN CONTROLLED PARTNERSHIPS                 1,098,272
                                                                    ------------
SHAREHOLDERS' INVESTMENT:

  Preferred stock                                                           295
  Common stock                                                            5,049
  Additional paid-in capital                                         16,421,274
  Warrants outstanding                                                   50,000
  Accumulated deficit                                                (3,039,867)
                                                                    ------------
                                                                     13,436,751
                                                                    ------------

Less:  10,000 shares of common stock in treasury, at cost               (41,251)

    Total shareholders' investment                                    13,395,500
                                                                    ------------
    Total liabilities and shareholders' investment                  $103,369,040
                                                                    ------------
                                                                    ------------










The accompanying notes are an integral part of these consolidated financial statements.


HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997
(unaudited)
-----------------------------------------------------------------------------------------------------------------------------------


                                             Additional              Additional
                                Series A       Paid-In                Paid-In
                               Preferred       Capital     Common      Capital      Warrants     Accumulated  Treasury
                                 Stock       Preferred       Stock     Common      Outstanding    Deficit     Stock          Total
                               ----------   ----------   ----------  ----------    -----------   ----------  ----------     ------

BALANCE, December 31, 1996      $ 295       $1,560,705     $4,788    $14,394,040     $50,000    $(2,692,713)   $   --  $13,317,115

Net Loss                           --               --         --             --          --       (283,494)       --     (283,494)

Purchase of treasury stock         --               --         --             --          --             --   (41,251)     (41,251)

Exercise of stock options          --               --        116        431,072          --             --        --      431,188

Issuance of common stock for
  investor relation services       --               --        145           (145)         --             --        --           --

Other                              --               --         --         35,602          --             --        --       35,602

Cash dividends paid on
  preferred stock                  --               --         --             --          --        (63,660)       --      (63,660)

-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, June 30, 1997           $295       $1,560,705     $5,049    $14,860,569     $50,000   $(3,039,867)  $(41,251) $13,395,500

-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


Stock balances at December 31, 1996:

    Common stock:  4,787,462 shares; Preferred stock:  294,723 shares

Stock balances at June 30, 1997:

    Common stock:  4,787,462 shares; Preferred stock:  294,723 shares










The accompanying notes are an integral part of these consolidated financial statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 and 1996
(unaudited)
--------------------------------------------------------------------------------


                                                            1997         1996
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                   $  (283,494)   $   458,741
    Adjustments to reconcile net income (Loss) to
     net cash from operating activities:
    Deferred tax provision                               (192,336)       150,830
    Depreciation and amortization                       1,911,708        250,193
    Gain on sale of land                                  (28,812)            --
    Minority interest in operations                        52,965        402,094
    Non-cash consulting                                    35,603        13,061
    Equity in operations                                   (7,818)      (45,138)
    Capital distributions from unconsolidated
      partnership interests                                45,251         54,091
    (Increase) decrease in assets:
    Accounts receivable - trade                          (415,138)      (43,659)
    Inventories                                           (34,866)      (33,022)
    Prepaid expenses                                       54,446      (482,894)
    Increase (decrease) in liabilities:
    Accounts payable                                      426,827        118,340
    Accrued payroll and related taxes                     102,903       (16,846)
    Other accrued expenses                                522,831       (36,052)
    Accrued interest                                       33,425        (1,814)
    Deferred revenue - beach club                        (497,215)     (523,617)
    Deferred consulting                                   (75,004)     (250,000)
    Customer deposits                                          --       (62,183)
    Deferred franchise revenue                            (25,000)      (65,000)
                                                      ------------  ------------
      Net cash from operating activities                1,626,276      (112,875)
                                                      ------------  ------------
















The accompanying notes are an integral part of these consolidated financial statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1997 and 1996
(unaudited)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:                      1997           1996
                                                           ----           ----
  Acquisition of land/real estate development         $   (60,570)  $(1,205,704)
  Increase in restricted cash                          (1,122,449)            --
  Cash collected on sale of land                          399,659             --
  Change in affiliates accounts and notes receivable      113,174         77,451
  Purchase of equipment                                 (707,157)       (57,244)
  Change in other assets                                  (2,069)         11,774
  Deposits                                              (202,873)      (200,000)
  Change in non-affiliate accounts receivable            (57,417)      (458,201)
                                                      ------------  ------------
      Net cash from investing activities              (1,639,702     (1,831,924)
                                                      ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of mortgages                                (289,405)      (110,662)
  Distributions to limited partners                      (53,500)      (144,275)
  Purchase of treasury stock                             (41,251)             --
  Proceeds from stock options exercised                  431,188           1,667
  Dividends paid                                         (63,660)       (63,660)
  Borrowings on line of credit, net                      200,000       1,785,000
                                                      ------------  ------------
      Net cash from financing activities                 183,372       1,468,070
                                                      ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     169,946       (476,729)

CASH AND CASH EQUIVALENTS - beginning of period        1,057,368         766,428
                                                      ------------  ------------
CASH AND CASH EQUIVALENTS - end of period             $1,227,314       $ 289,699
                                                      ------------  ------------
                                                      ------------  ------------
OTHER INFORMATION:
  Cash paid during the period for:
    Interest                                          $4,010,654       $ 420,681
    Income taxes                                      $   11,890       $ 178,269









The accompanying notes are an integral part of these consolidated financial statements.

                      HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements
                                    June 30, 1997
                                     (unaudited)


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

    Other footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes the disclosures made are adequate to make the information presented not misleading; however, these consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company's December 31, 1996 10-KSB.

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

    On October 5, 1995, the Company signed an exclusive Joint Venture Agreement with US Franchise Systems, Inc., in which US Franchise Systems, Inc. purchased worldwide franchising and administration for the Microtel franchise chain. As a result of the Joint Venture Agreement, the Company has focused its efforts on developing, building and managing various hotel products, including Microtels, which has been the Company's strength since it acquired Hudson Hotels Corporation in 1992. During 1996, the Company embarked upon a significant expansion and development program, which includes several acquisitions and development of four Microtel Inns through a joint venture partnership.

    At December 31, 1995, the Company changed its fiscal year from March 31 to December 31. This fiscal year coincides with individual hotel property, partnership and joint venture investment year ends and simplifies the Company's accounting and reporting.

    The Company operates in the industry segment of hotel development, management and ownership. The Company has shifted the majority of its focus from a management fee and royalty fee driven business to a hotel operating company. As a result, the Company subjects its revenues and earnings to cycles typical to hotel operation, with stronger results expected in the second and third calendar quarters.

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

4.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

The following is a summary of condensed financial information for the partnership (Watertown Hotel Properties II, L.P.) which the Company exercises control for the six month period ended June 30, 1997, and a combined summary of condensed financial information for the partnerships which the Company does not control for the six month period ended June 30, 1997.

                                         Watertown Hotel          Unconsolidated
                                         Properties II, L.P.       Partnerships
                                         -------------------    ----------------

Property and equipment, net of
  accumulated depreciation                 $           --            $28,077,627

Current assets                                      9,372              2,647,457

Notes and mortgage receivable - noncurrent      1,100,000                     --

Other assets                                          --               1,041,410
                                            -------------           ------------
  TOTAL ASSETS                                  1,109,372             31,766,494
                                            -------------           ------------
Mortgage and notes payable - current                  --               1,852,871

Other current liabilities                             --                 850,911

Mortgage/Notes payable - noncurrent                   --              22,509,663
                                            -------------           ------------
  TOTAL LIABILITIES                                   --              25,213,445

NET ASSETS                                      $1,109,372            $6,553,049
                                             -------------          ------------
                                             -------------          ------------

Net Revenues                                $        --              $ 5,213,048

Operating Expenses                                   1,500             3,179,373
                                             -------------          ------------
Income (Loss) from Operations                       (1,500)            2,033,675

Other Income (Expense), Net                         55,000           (1,991,030)

NET INCOME                                     $    53,500          $     42,645
                                             -------------          ------------
                                             -------------          ------------

5.  Long Term Debt

    Future minimum repayments under long-term debt are as follows:

                  Remainder 1997                  3,238,545
                  1998                            4,086,027
                  1999                            4,145,975
                  2000                            4,215,720
                  2001 total and thereafter      67,616,464
                                                 ----------
                                                 83,302,731
                                                 ----------
                                                 ----------


6.  Line of Credit

    In May 1997, the Company signed a $200,000 working capital demand line credit note with a commercial bank, which bears interest at prime plus 1/2%. Amounts borrowed are collateralized by a hotel property which the Company owns in Virginia Beach, Virginia. At June 30, 1997, $200,000 was borrowed under the terms of this line.

7.  Commitments and Contingencies

    The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $79,002 and $75,215 for the six month period ending June 30, 1997 and 1996, respectively. Future minimum lease payments under operating leases are approximately: 1997 remainder - $72,243; 1998 - $90,014; 1999 - $6,998.

    The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors, Choice Hotels International, Marriott Corp. and Cricket Inn based on franchise agreements which extend from ten to fifteen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $326,022 and $-0- for the six months ended June 30, 1997 and 1996, respectively.

    As an equity partner in various hotel partnerships, the Company has guaranteed portions of mortgages payable relating to the partnerships. The guarantees range from 50% to 200% of the outstanding mortgages payable to banks. Amounts guaranteed by the Company related to the partnerships' mortgages payable were approximately $3.6 million at June 30, 1997.

    In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York from L, R, R & M L.L.C. In June 1996, the Company provided an additional $200,000 cash deposit which extends the lease term an additional eighteen months and provides additional security on the renovations performed from November 1995 through May 1996. Also, during 1996, the Company earned a $250,000 fee for managing the reconstruction project. One of the minority owners of L, R, R & M, L.L.C., is a greater than 5% shareholder who is not involved in the management or operation of the Company. Base rent is equal to one-twelfth of 2% of the outstanding principal balance under the credit facilities per month, plus amounts payable by the Landlord under the credit facilities monthly. The Company is also obligated to pay/or have due additional monthly rent/or abatement on positive/negative earnings based on 15% of the leased operation's adjusted net revenues, as defined in the lease agreement.

    The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately: remainder of 1997 - $457,000; 1998 - $914,000; 1999 - $914,000; 2000 - $914,000; thereafter $3,503,667.

    The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, North Carolina. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten-year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 plus one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year.

    The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors.

    Rent expense on the ground lease was $11,000 and $-0- for the six month period ended June 30, 1997 and 1996, respectively.

    The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                         Remainder of 1997 $11,000
                         1998                         22,000
                         1999                         22,000
                         2000                         22,000
                         2001                         22,000
                         Thereafter                   73,333
                                                      --------
                                                      $172,333
                                                      --------
                                                      --------
8.  Income Taxes

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

    At June 30, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $1,420,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

9.  Receivables/Payables with Affiliates

    The Company has advanced affiliated entities the following as of June 30, 1997:

                  Microtel Partners 1995-I, L..          $142,178
                  Airport Hotel Properties, L.P.           10,000
                  Other                                    60,648
                                                         --------
                                                         $212,826
                                                         --------
                                                         --------

10. Joint Venture Agreement

    On October 5, 1995, the Company signed an exclusive joint venture agreement with US Franchise Systems, Inc. in which USFS assumed worldwide franchising and administration for the Microtel hotel chain.

    The Company in return will receive $4 million over a three year period in exchange for the exclusive franchise rights of the Microtel name and various consulting services; $2 million was paid at closing, another $1 million was paid at the first anniversary and $500,000 each will be paid at the second and third anniversary. In addition to the lump sum payment, the Company will receive royalty payments from properties franchised by USFS. Royalty payments will consist of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% above 250 units. In addition, the Company issued USFS 100,000 warrants exercisable at $8.375.

    The Company has retained the right to franchise and construct an additional twenty-three (23) Microtel properties and ten (10) "Suites" properties (if offered by USFS), and to receive all royalties on the fifty (50) Microtels (30 existing and 20 new ones to be undertaken by the Company) and ten (10) Suites. During 1996, US Franchise Systems, Inc. completed an initial public offering with proceeds to that entity of approximately $37,000,000. As a result, it was determined that the future collectibility was not in doubt and the balance of the deferred revenue was recognized at December 31, 1996.

11. Shareholders' Investment

    In April 1997, the Company engaged an entity to provide the Company with investor relations services over a five (5) year period. In addition to issuing 145,000 common shares as payment for such services, the Company issued options to the entity to purchase 525,000 shares of common stock at prices ranging from $5.00 to $9.00. The options expire over a two (2) year period. The issuance of common stock and related expense associated with the option grants are expensed over the expected period in which services will be performed.

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

RESULTS OF OPERATIONS

Three months ended June 30, 1997, compared to the three months ended June 30, 1996:

Total operating revenues increased $7,458,972, or 338% to $9,665,147 for 1997, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $9,145,032 for the three months ended June 30, 1997, an increase of $7,698,085, or 532%, from the three months ended June 30, 1996. Hotel operations consist of the following:

                                                 Three Months Ended
                                        June 30, 1997             June 30, 1996
                                        -------------             -------------

    Hotel room revenue                $7,538,650                    $  642,648
    Beach club revenue                   316,059                       359,172
    Food and beverage revenue            906,830                       422,914
    Other                                383,493                        22,213

        Total                         $9,145,032                    $1,446,947
                                      ----------                   -----------

Hotel room revenues for the three month period ended June 30, 1997 increased $6,896,002 from the three month period ended June 30, 1996. The increase is a result of the acquisition of seventeen (17) hotels during the second half of 1996. Five (5) of the hotels were acquired July 31, 1996, with the remaining twelve (12) being acquired on November 27, 1996. In addition, the Canandaigua Inn on the Lake was open only one month during the three month period ended June 30, 1996, as the facility underwent major renovations from November 1995 to May 1996. Operating revenues (which includes hotel room revenue, beach club revenue and food and beverage revenue) for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership. Occupancy and average daily room rate were 70.0% and $55.14, respectively, for the three months ended June 30, 1997.

The beach club revenue relates to the operation of the beach club at the Seagate Hotel and Beach Club, which decreased $43,113, or 12%, from the three month period ended June 30, 1996, as a result of a reduction in new member fees (initiation fees).

Food and beverage revenue was $906,830 for the three month period ended June 30, 1997, compared to $422,914 for the three month period ended June 30, 1996, an increase of $483,916 or 114%. The increase is primarily the result of the Canandaigua Inn on the Lake being closed for most of the three month period ended June 30, 1996, as the facility underwent major renovations and reopened June 1996.

The increase in Other is a result of the acquisition of seventeen (17) hotels in 1996; 62% of Other represents telephone revenue, with the remaining percentage being vending and movie revenues.

FRANCHISE PLACEMENT INCOME for the three month period ended June 30, 1996 reflects the opening of one (1) franchise (Charlotte, North Carolina). There were two (2) franchise sales (Greenville, South Carolina and Springfield, Missouri) during the three month period ended June 30, 1997.

ROYALTIES for the three month period ended June 30, 1997 have increased $8,717 over the three month period ended June 30, 1996, an increase of 6%. The increase is attributable to thirty (30) franchised Microtels in operation, as opposed to twenty six (26) during the same three month period in 1996.

As a result of the Company's joint venture with US Franchise Systems, Inc. (see
Note 9), the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtels (28 existing and 22 new ones to be undertaken by the Company) and ten
(10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open, along with consulting payments over the next three years.

Overall, MANAGEMENT FEES for the three month period ended June 30, 1997 remained consistent with the same three month period ended June 30, 1996. One new management contract was signed during the three month period ended June 30, 1997. The Company's ownership position in hotels managed, is summarized below:

                                       June 30, 1997           June 30, 1996
                                       -------------           -------------

          Owned                               17                    -0-
          Managed with financial interest     10                     14
          Other managed                        5                      4
                                             ---                    ---
                                              32                     18
                                             ---                    ---
                                             ---                    ---

Management fees of approximately $403,000 were generated by the seventeen (17) owned hotels for the three months ended June 30, 1997, which were eliminated for consolidation purposes.

DEVELOPMENT FEES decreased $255,000 from the same period in 1996. The decrease is attributable to one (1) hotel under development compared to two (2) Microtels and one (1) full-service hotel under various stages of development for which fees were charged. These fees represent a reimbursement of costs incurred.

CONSULTING FEES for the three months ended June 30, 1997 represent fees received as part of our joint venture with US Franchise Systems, Inc., under which the Company will be receiving fees for various consulting services over the next two years (see Note 10).

The Company plans to continue its rapid revenue growth by implementing the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and building Microtels Inns on sites acquired and (iii) opportunistic acquisition of existing hotels.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended June 30, 1997 was 35.2% compared to 23.6% for the three months ended June 30, 1996. The increase is primarily due to the acquisition of seventeen (17) hotel properties (five of which were acquired on July 31, 1996, and the remaining twelve acquired on November 27, 1996). Also, the Canandaigua Inn on the Lake reopened and resumed operations in June 1996 and incurred significant start-up expenses. The direct costs and expenses for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $165,187 from prior year. The increase is primarily a result of the following: (1) professional fees increased for the three month period as a result of Company growth, (2) payroll expense increased as a result of pay increases and the addition of four employees, and (3) recording non-cash investor relations expense for services performed.

DEPRECIATION AND AMORTIZATION for the period ended June 30, 1997 increased $856,216, or 669% , over the three month period ended June 30, 1996. The increase is a result of the acquisition of five (5) hotels on July 31, 1996, and twelve (12) hotels on November 27, 1996. One of the five (5) hotels purchased on July 31, 1996, the Seagate Hotel and Beach Club, is included in the operating results of the Company during the three month period ended June 30, 1996, as a result of the Company's ownership interest in the partnership.

OTHER INCOME (EXPENSE) - Interest income is $44,559, of which $27,500, or 62%, is generated by interest on the mortgage receivable from Watertown Hotel Properties II, L.P. Another $17,054 relates primarily to interest earned by the Company on the outstanding balance owed the Company by US Franchise Systems, Inc. Of the $2,050,242 in total interest expense, 65% relates to the mortgage held on the hotels acquired in 1996. The remaining represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, Tonawanda bond issue and line of credit.

MINORITY INTEREST for the three month period ended June 30, 1996 represents the elimination of the minority partners interest in operations of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P., and the minority interest for the three month period ended June 30, 1997 represents the elimination of the minority partners interest in Watertown Hotel Properties II, L.P.

EQUITY IN INCOME OF AFFILIATES represents the net income incurred from the Company's equity investment in various hotels. On July 31, 1996, the Company acquired the remaining interest of Delray Beach Hotel Properties Limited and has included its results of operations from the acquisition date, without the elimination of the minority partners interest.

INCOME TAXES - The provision for income taxes for the three month period ended June 30, 1997, represents federal and state income tax generated by the net income before tax of $86,798. The provision includes tax expense/benefit from the valuation of deferred tax assets and liabilities. The provision for income taxes of $106,316 for the three month period ended June 30, 1996 represents federal and state tax expense on income before tax of $360,550.

NET INCOME - As a result of the above factors, net income decreased $196,065 from the three month period ended June 30, 1996 to a net income of $58,169 for the three month period ended June 30, 1997. The net income per common share of $0.01, compared with a net income per common share of $.06 for the three month period ended June 30, 1996.

Six months ended June 30, 1997, compared to the six months ended June 30, 1996:

Total operating revenues increased $13,473,875, or 299 % to $17,986,873 for 1997, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $17,106,389 for the six months ended June 30, 1997, an increase of $13,997,615, or 450%, from the six months ended June 30, 1996. Hotel operations consist of the following:

                                                 Six Months Ended
                                        June 30, 1997          June 30, 1996
                                        -------------          -------------

    Hotel room revenue                   $14,089,506             $1,453,120
    Beach club revenue                       666,572                729,162
    Food and beverage revenue              1,651,985                879,535
    Other                                    698,326                 46,957
                                        ------------           ------------
        Total                            $17,106,389             $3,108,774
                                        ------------           ------------
                                        ------------           ------------

Hotel room revenues for the six month period ended June 30, 1997 increased $12,636,386 from the six month period ended June 30, 1996. The increase is a result of the acquisition of seventeen (17) hotels during the second half of 1996. Five (5) of the hotels were acquired July 31, 1996, with the remaining twelve (12) being acquired on November 27, 1996. In addition, the Canandaigua Inn on the Lake was open only one month during the six month period ended June 30, 1996, as the facility underwent major renovations during the first five months. Operating revenues (which includes hotel room revenue, beach club revenue and food and beverage revenue) for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership. Occupancy and average daily room rate were 65.5% and $55.98, respectively, for the six months ended June 30, 1997.

The beach club revenue relates to the operation of the beach club at the Seagate Hotel and Beach Club, which decreased $62,590 or 9%, from the six month period ended June 30, 1996, as a result of a reduction in new member dues (initiation fees).

Food and beverage revenue was $1,651,985 for the six month period ended June 30, 1997, compared to $879,535 for the six month period ended June 30, 1996, an increase of $772,450, or 88%. The increase is primarily the result of the Canandaigua Inn on the Lake being closed, as the facility underwent major renovations and reopened June 1996.

The increase in Other is a result of the acquisition of seventeen (17) hotels in 1996; 59% of Other represents telephone revenue, with the remaining percentage being vending and movie revenues.

FRANCHISE PLACEMENT INCOME for the three month period ended June 30, 1996 reflects the opening of four (4) franchises (Charlotte - University, North Carolina; Raleigh, North Carolina; Lake Norman, North Carolina and Charlotte - Airport, North Carolina). There were two (2) franchise sales (Greenville, South Carolina and Springfield, Missouri) during the six month period ended June 30, 1997.

ROYALTIES for the six month period ended June 30, 1997 have increased $35,001 over the six month period ended June 30, 1996, an increase of 13%. The increase is attributable to thirty (30) franchised Microtels in operation, as opposed to twenty six (26) during the same six month period in 1996.

As a result of the Company's joint venture with US Franchise Systems, Inc. (see
Note 10), the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtels (28 existing and 22 new ones to be undertaken by the Company) and ten
(10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open, along with consulting payments over the next three years.

Overall, MANAGEMENT FEES for the six month period ended June 30, 1997 remained consistent with the same three month period ended June 30, 1996. During the six month period ended June 30, 1997, the Company obtained one (1) management contract, compared with three (3) for the six month period ended June 30, 1996. The Company's ownership position in hotels managed, is summarized below:

                                       June 30, 1997           June 30, 1996
                                       -------------           -------------

          Owned                               17                    -0-
          Managed with financial interest     10                     14
          Other managed                        5                      4
                                             ---                    ---
                                              32                     18
                                             ---                    ---
                                             ---                    ---

Management fees of approximately $790,000 were generated by the seventeen
(17) owned hotels for the six months ended June 30, 1997, which were eliminated for consolidation purposes.

DEVELOPMENT FEES decreased $280,000 from the same period in 1996. The decrease is attributable to one (1) hotel under development compared to four (4) Microtels and one (1) full-service hotel under various stages of development for which fees were charged. These fees represent a reimbursement of costs incurred.

CONSULTING FEES for the six months ended June 30, 1997 represent fees received as part of our joint venture with US Franchise Systems, Inc., under which the Company will be receiving fees for various consulting services over the next two years (see Note 10).

The Company plans to continue its rapid revenue growth by implementing the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and building Microtels Inns on sites acquired and (iii) opportunistic acquisition of existing hotels.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the six months ended June 30, 1997 was 33.8%, compared to 34.6% for the six months ended June 30, 1996. The decrease is a result of operating only one (1) hotel, the Seagate Hotel and Beach Club, for the six month period ended June 30, 1996, which is its peak operating period. The 1997 results include the acquisition of seventeen (17) hotel properties (five of which were acquired on July 31, 1996, and the remaining twelve acquired on November 27, 1996). The direct costs and expenses for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $267,009 from prior year. The increase is primarily a result of the following: (1) professional fees increased for the three month period as a result of Company growth, (2) payroll expense increased as a result of pay increases and the addition of four employees, and (3) recording non-cash investor relations expense for services performed.

DEPRECIATION AND AMORTIZATION for the six month period ended June 30, 1997 increased $1,661,515, or 664% , over the six month period ended June 30, 1996. The increase is a result of the acquisition of five (5) hotels on July 31, 1996, and twelve (12) hotels on November 27, 1996. One of the five (5) hotels purchased on July 31, 1996, the Seagate Hotel and Beach Club, is included in the operating results of the Company during the six month period ended June 30, 1996, as a result of the Company's ownership interest in the partnership.

OTHER INCOME (EXPENSE) - Interest income is $88,941 of which $55,000, or 62%, is generated by interest on the mortgage receivable from Watertown Hotel Properties II, L.P. Another $33,941 relates primarily to interest earned by the Company on the outstanding balance owed the Company by US Franchise Systems, Inc. Of the $4,044,079 in total interest expense, 64% relates to the mortgage held on the hotels acquired in 1996. The remaining represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to the purchase of hotels, Tonawanda bond issue and line of credit.

MINORITY INTEREST for the six month period ended June 30, 1996 represents the elimination of the minority partners interest in operations of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P., and the minority interest for the six month period ended June 30, 1997 represents the elimination of the minority partners interest in Watertown Hotel Properties II, L.P.

EQUITY IN INCOME OF AFFILIATES represents the net income incurred from the Company's equity investment in various hotels. On July 31, 1996, the Company acquired the remaining interest of Delray Beach Hotel Properties Limited and has included its results of operations from the acquisition date, without the elimination of the minority partners interest.

INCOME TAXES - The benefit provision for income taxes for the six month period ended June 30, 1997, represents federal and state income tax benefit generated by the net loss before tax of $475,829. The provision includes tax expense/benefit from the valuation of deferred tax assets and liabilities. The provision for income taxes of $187,997 for the six month period ended June 30, 1996 represents federal and state tax expense on income before tax of $646,738.

NET INCOME/LOSS - As a result of the above factors, net income decreased $742,235 from the six month period ended June 30, 1996 to a net loss of $283,494 for the six month period ended June 30, 1997. The net loss per common share of $.07, compared with a net income per common share of $.11 for the six month period ended June 30, 1996.

Capital Resources and Liquidity

At June 30, 1997, the Company had a $200,000 working capital demand line note with a commercial bank which bears interest at prime plus 1/2%. Amounts borrowed are collateralized by a hotel property which the Company owns. Subsequent to June 30, 1997, the Company has obtained an additional $1,100,000 in working capital line with two (2) commercial banks at interest rates of prime plus 1/2%. The notes are secured by unencumbered land and hotel.

At June 30, 1997, the Company had $1,227,314 of cash and cash equivalents compared with $289,699 at June 30, 1996.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, tax, insurance and capital asset reserves. A substantial portion of the escrowed cash funds are released several times monthly for application against current liabilities. The balance held in escrow on June 30, 1997 and 1996 was $2,638,328 and $-0-, respectively.

Net cash from operating activities increased $1,739,151 to $1,626,276 at June 30, 1997 from a deficit from operating activities of $112,875 at June 30, 1996. The net increase is primarily the result of the acquisition of seventeen (17) hotel properties five (5) of which were acquired on July 31, 1996, and the remaining twelve (12) acquired on November 27, 1996.

Net cash from investing activities increased by $192,222 from June 30, 1996 to June 30, 1997. Net cash from investing activities for the six months ended June 30, 1997, reflects amounts placed into escrow as required by our loan agreements, capital improvements to the seventeen (17) hotels acquired in 1996 and deposits submitted for the acquisition of three (3) hotels.

Net cash provided by financing activities decreased by $1,284,698 to $183,372 at June 30, 1997. Net borrowing on the line of credit decreased to $200,000 for the 1997 six month period, compared to $1,785,000 for the 1996 six months. The decrease is primarily the result of the Company using the line of credit in 1996 for the acquisition/development of real estate. In addition, the Company received cash proceeds of $431,188 from the exercise of options for the 1997 six months, compared to $1,667 for the 1996 six months.

EBITDA increased to $5,436,164 during the 1997 six months, an increase of 258% over the 1996 six months. EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, minority interest and equity of affiliates. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The increase is a result of the acquisition of seventeen (17) hotel properties (five (5) of which were acquired on July 31, 1996, and the remaining twelve (12) acquired on November 27, 1996).

Funds on hand, internally generated future cash flows and funds available on the Company's secured demand notes are expected to be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the third quarter of 1997. From time to time, the Company will continue to evaluate the necessity of other financing alternatives.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128--Earnings Per Share ("SFAS No. 128"), which will be effective for the Company's fiscal year ended December 31, 1997. SFAS No. 128 is intended to simplify the earnings per share computation and make them more comparable from company to company. The adoption of SFAS No. 128 is not expected to have a significant impact on the company's earnings per share, as currently determined.

                  Special Note Regarding Forward-Looking Statements

    Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Capital Resources and Liquidity are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation

    Reform Act of 1996. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes", "anticipates", "expects", or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks, assumptions and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these risks, assumptions and uncertainties carefully in evaluating the forward-looking statements are are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

Item 2.  Change in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the stockholders of the Company, held on May 29, 1997, the stockholders of the Company approved the following:

The shareholders approved the appointment of the Board of Directors consisting of six Directors. Each Director shall hold office until the next annual meeting of shareholders and until the successor of the Director is duly elected and qualifies.

Appointment of Coopers & Lybrand, L.L.P., as the Company's independent public accountants for the year ending December 31, 1997.

The table below sets forth the number of votes cast for, against or withheld for each nominee to the Company's Board of Directors, as well as votes cast for other proposals discussed above at the May 29, 1997 shareholders meeting:


                 Nominee             For         Against      Abstained


            E. Anthony Wilson     3,213,408      32,160          --

            Michael Cahill        3,213,408      32,160          --

            Bruce A. Sahs         3,213,408      32,160          --

            Ralph L. Peek         3,213,408      32,160          --


            Robert Fagenson       3,213,408      32,160          --

            John P. Buza          3,213,408      32,160          --


As to the proposal to appointing Coopers & Lybrand, L.L.P. as the Company's independent public accountant for the year ending December 31, 1997.

                   3,213,143 shares have voted FOR
                   28,825 shares have voted AGAINST and
                   3,600 shares have ABSTAINED

Item 5.  Exhibits and Reports on Form 8-K

A.  Exhibits
    --------

Exhibit No.        Description
-----------        -----------

     11       Statement re: computation of per share earnings

     27       Financial Data Schedule

B.  Form 8-K: The following report was filed on Form 8-K/A

Date of Report                           Item
--------------                           ----

April 29, 1997          Change in Registrant's Certifying Accountants

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              HUDSON HOTELS CORPORATION
                                        ----------------------------------------
                                                   (Registrant)

Date:    7/30/97                       /s/ Bruce A. Sahs
                                        ----------------------------------------
                                       Bruce A. Sahs, Executive Vice President
                                       and Chief Operating Officer


Date:    7/30/97                       /s/ Taras M. Kolcio
                                        ----------------------------------------
                                       Taras M. Kolcio, Chief Financial Officer