Form 10QSB
period 1997-09-30
HUDSON HOTELS CORP
filed 1997-11-03
CIK 846469

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934


For Quarter Ended.............................................September 30, 1997
Commission File Number...................................................0-17838



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


    Yes     X                                    No
    ---------------                              --------------


                        APPLICABLE ONLY TO CORPORATE ISSUERS:

    As of October 16, 1997 the Registrant had issued and outstanding 5,153,162 shares of its $.001 par value common stock.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      ----------------------------  ----------------------------
                                                          1997           1996           1997           1996
                                                      -------------  -------------  -------------  -------------
OPERATING REVENUES:
  Hotel operations..................................  $   9,897,830  $   3,626,930  $  27,004,219  $   6,735,704
  Management fees...................................        289,371        270,914        697,127        752,995
  Royalties.........................................        242,804        184,654        543,927        450,776
  Other.............................................         40,527         91,816        212,132        747,837
                                                      -------------  -------------  -------------  -------------
    Total operating revenues........................     10,470,532      4,174,314     28,457,405      8,687,312
                                                      -------------  -------------  -------------  -------------
OPERATING COSTS AND EXPENSES
  Direct............................................      6,454,899      2,765,859     17,778,884      4,800,565
  Corporate.........................................        763,792        433,832      1,990,516      1,393,547
                                                      -------------  -------------  -------------  -------------
    Total operating costs and expenses before
      depreciation and amortization.................      7,218,691      3,199,691     19,769,400      6,194,112
                                                      -------------  -------------  -------------  -------------
    Income from operations before depreciation and
      amortization..................................      3,251,841        974,623      8,688,005      2,493,200
DEPRECIATION AND AMORTIZATION.......................        977,258        225,197      2,888,966        475,390
                                                      -------------  -------------  -------------  -------------
    Income from operations..........................      2,274,583        749,426      5,799,039      2,017,810
                                                      -------------  -------------  -------------  -------------
OTHER INCOME (EXPENSE):
  Gain on sale of franchise rights..................       --              358,725       --              358,725
  Interest income...................................         46,744         84,903        135,685        238,724
  Interest expense..................................     (2,065,862)      (492,937)    (6,109,941)      (911,804)
                                                      -------------  -------------  -------------  -------------
    Total other expense.............................     (2,019,118)       (49,309)    (5,974,256)      (314,355)
                                                      -------------  -------------  -------------  -------------
    Income (Loss) from continuing operations, before
      income taxes, minority interest and equity on
      net losses of affiliates......................        255,465        700,117       (175,217)     1,703,455
PROVISION (BENEFIT) FROM INCOME TAXES...............        119,555        302,840        (72,780)       490,837
                                                      -------------  -------------  -------------  -------------
    Income (Loss) from continuing operations, before
      minority interest and equity on net losses of
      affiliates....................................        135,910        397,277       (102,437)     1,212,618
MINORITY INTEREST...................................        (27,195)        38,360        (80,160)      (363,378)
EQUITY IN INCOME OF AFFILIATES......................         65,610         18,624         73,428         63,762
                                                      -------------  -------------  -------------  -------------
NET INCOME (LOSS)...................................  $     174,325  $     454,261  $    (109,169) $     913,002
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
NET INCOME (LOSS) PER COMMON SHARE--PRIMARY.........  $        0.03  $        0.10  $       (0.04) $        0.21
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
NET INCOME PER COMMON SHARE-- FULLY DILUTED.........       N/A       $        0.09       N/A       $        0.19
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

ASSETS                                                                                                   1997
                                                                                                    ---------------
CURRENT ASSETS:
  Cash and cash equivalents.......................................................................  $    2,112,203
  Cash--restricted................................................................................       2,158,047
  Accounts receivable--trade......................................................................         847,679
  Inventories.....................................................................................         374,295
  Prepaid expenses and other......................................................................         418,078
  Accounts and notes receivable--Affiliates.......................................................         192,826
  Receivable from sale of franchise rights--current...............................................         288,112
                                                                                                    --------------
    Total current assets..........................................................................       6,391,240
                                                                                                    --------------
INVESTMENTS IN PARTNERSHIP INTERESTS..............................................................       1,900,010
                                                                                                    --------------
INVESTMENT IN LAND................................................................................         780,822
                                                                                                    --------------
REAL ESTATE DEVELOPMENT...........................................................................       3,382,613
                                                                                                    --------------
PROPERTY AND EQUIPMENT, NET.......................................................................      82,769,917
                                                                                                    --------------
DEFERRED TAX ASSET................................................................................         450,229
                                                                                                    --------------
OTHER ASSETS:
  Beach club, net.................................................................................       2,996,476
  Deferred financing costs, net...................................................................       2,389,101
  Mortgage and note receivable--affiliate.........................................................       1,100,000
  Deposits........................................................................................       1,482,706
  Intangibles and other assets....................................................................         104,629
  Receivable from sale of franchise rights--long term.............................................         454,546
                                                                                                    --------------
    Total other assets............................................................................       8,527,458
                                                                                                    --------------
    Total assets..................................................................................  $  104,202,289
                                                                                                    --------------
                                                                                                    --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                               SEPTEMBER 30, 1997
                                  (UNAUDITED)

LIABILITIES AND SHAREHOLDERS' INVESTMENT                                                                 1997
----------------------------------------                                                            --------------
CURRENT LIABILITIES:
  Line of credit..................................................................................  $      512,536
  Accounts payable--trade.........................................................................       2,243,569
  Accrued payroll and related taxes...............................................................         231,703
  Accrued interest................................................................................         489,376
  Other accrued expenses..........................................................................       1,864,057
  Current portion of long-term debt...............................................................       3,147,608
  Deferred revenue--beach club....................................................................          93,894
  Accounts payable--non-affiliate.................................................................          74,648
                                                                                                    --------------
    Total current liabilities.....................................................................       8,657,391
                                                                                                    --------------
LONG-TERM DEBT....................................................................................      80,064,186
                                                                                                    --------------
DEFERRED REVENUE--LAND SALE.......................................................................         185,055
                                                                                                    --------------
LIMITED PARTNERS' INTEREST IN CONTROLLED PARTNERSHIPS.............................................       1,099,232
                                                                                                    --------------
SHAREHOLDERS' INVESTMENT:
  Preferred stock.................................................................................             295
  Common stock....................................................................................           5,164
  Additional paid-in capital......................................................................      17,079,589
  Warrants outstanding............................................................................          50,000
  Accumulated deficit.............................................................................      (2,897,372)
                                                                                                    --------------
                                                                                                        14,237,676
                                                                                                    --------------
Less: 10,000 shares of common stock in treasury, at cost..........................................         (41,251)
                                                                                                    --------------
    Total shareholders' investment................................................................      14,196,425
                                                                                                    --------------
    Total liabilities and shareholders' investment................................................  $  104,202,289
                                                                                                    --------------
                                                                                                    --------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                  ADDITIONAL                 ADDITIONAL
                     SERIES A      PAID-IN                     PAID-IN
                     PREFERRED     CAPITAL       COMMON        CAPITAL      WARRANTS     ACCUMULATED    TREASURY
                       STOCK      PREFERRED       STOCK        COMMON      OUTSTANDING     DEFICIT       STOCK         TOTAL
                    -----------  ------------  -----------  -------------  -----------  -------------  ----------  -------------
BALANCE, December
  31, 1996........   $     295   $  1,560,705   $   4,788   $  14,394,040   $  50,000   $  (2,692,713) $   --      $  13,317,115
Net Loss..........      --            --           --            --            --            (109,169)     --           (109,169)
Purchase of
  treasury
  stock...........      --            --           --            --            --            --           (41,251)       (41,251)
Exercise of stock
  options.........      --            --              231       1,039,358      --            --            --          1,039,589
Issuance of common
  stock for
  investor
  relation
  services........      --            --              145            (145)     --            --            --           --
Other.............      --            --           --              85,631      --            --            --             85,631
Cash dividends
  paid on
  preferred
  stock...........      --            --           --            --            --             (95,490)     --            (95,490)
                         -----   ------------  -----------  -------------  -----------  -------------  ----------  -------------
BALANCE, September
  30, 1997........   $     295   $  1,560,705   $   5,164   $  15,518,884   $  50,000   $  (2,897,372) $  (41,251) $  14,196,425

Stock balances at December 31, 1996:

    Common stock: 4,787,462 shares; Preferred stock: 294,723 shares

Stock balances at September 30, 1997:

    Common stock: 5,153,162 shares; Preferred stock: 294,723 shares

  The accompanying notes are an integral part of these consolidated financial statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                            1997          1996
                                                                                        ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)...................................................................  $   (109,169) $    913,002
    Adjustments to reconcile net income/(loss) to net cash from operating activities:
    Deferred tax provision............................................................       (72,780)      150,830
    Depreciation and amortization.....................................................     2,888,966       475,390
    Gain on sale of land..............................................................       (28,812)      --
    Minority interest in operations...................................................        80,160       363,378
    Non-cash consulting...............................................................        85,633        19,591
    Equity in operations..............................................................       (73,428)      (63,762)
    Capital distributions from unconsolidated partnership interests...................        77,385        57,185
    (Increase) decrease in assets:
    Accounts receivable--trade........................................................      (404,687)     (332,102)
    Inventories.......................................................................      (172,595)      (59,310)
    Prepaid expenses..................................................................       156,251        (6,410)
    Increase (decrease) in liabilities:
    Accounts payable..................................................................       383,967       163,615
    Accrued payroll and related taxes.................................................        42,310        12,907
    Other accrued expenses............................................................       676,706        54,848
    Accrued interest..................................................................        37,408       (42,854)
    Deferred revenue--beach club......................................................      (776,008)     (823,859)
    Deferred consulting...............................................................      (112,504)     (300,000)
    Customer deposits.................................................................       --            238,875
    Deferred franchise revenue........................................................       (28,000)      (41,000)
                                                                                        ------------  ------------
    Net cash from operating activities................................................     2,650,803       780,324
                                                                                        ------------  ------------
                                                                                        ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

          FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of land/real estate development.......................................  $    (101,338) $  (1,895,998)
  Increase in restricted cash.......................................................       (642,168)      --
  Cash collected on sale of land....................................................        399,659       --
  Change in affiliates accounts and notes receivable................................        133,174        137,481
  Purchase of equipment.............................................................     (1,685,538)      (211,405)
  Change in other assets............................................................        (14,365)    (2,223,070)
  Deposits..........................................................................       (843,712)      (200,000)
  Cash acquired relating to purchase of Hudson properties...........................       --              413,791
  Change in non-affiliate accounts receivable.......................................        203,656       (422,756)
                                                                                      -------------  -------------
    Net cash used in investing activities...........................................     (2,550,632)    (4,401,957)
                                                                                      -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings..........................................................       --            7,500,000
  Repayment of mortgages............................................................       (380,342)      (252,013)
  Distributions to limited partners.................................................        (80,000)      (140,544)
  Purchase of treasury stock........................................................        (41,251)    (3,953,042)
  Proceeds from stock options exercised.............................................      1,039,211          4,000
  Dividends paid....................................................................        (95,490)       (95,490)
  Borrowings on line of credit, net.................................................        512,536      1,110,000
                                                                                      -------------  -------------
    Net cash from financing activities..............................................        954,664      4,172,911
                                                                                      -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................      1,054,835        551,278
CASH AND CASH EQUIVALENTS--beginning of period......................................      1,057,368        766,428
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS--end of period............................................  $   2,112,203  $   1,317,706
                                                                                      -------------  -------------
                                                                                      -------------  -------------
OTHER INFORMATION:
  Cash paid during the period for:
    Interest........................................................................  $   6,072,533  $     910,824
    Income taxes....................................................................  $      31,279  $     208,269

  The accompanying notes are an integral part of these consolidated financial statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (unaudited)


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

3.  Litigation

    On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE Holdings, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8, 1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial during 1998.

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

    Each party has moved for summary judgement in this case, and arguments were based on those motions in October 1997. Decision on the summary judgement motion is pending. Discovery in the case has commenced and is continuing. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

4. SUMMARIZED FINANCIAL INFORMATION--INVESTMENTS IN PARTNERSHIP INTERESTS

    The following is a summary of condensed financial information for the partnership (Watertown Hotel Properties II, L.P.) which the Company exercises control for the nine month period ended September 30, 1997, and a combined summary of condensed financial information for the partnerships which the Company does not control for the nine month period ended September 30, 1997.

                                                                                 WATERTOWN HOTEL
                                                                                  PROPERTIES II,   UNCONSOLIDATED
                                                                                       L.P.         PARTNERSHIPS
                                                                                 ----------------  --------------
Property and equipment, net of accumulated depreciation........................    $         --     $ 31,284,051
Current assets.................................................................          10,342        3,161,388
Notes and mortgage receivable--noncurrent......................................       1,100,000               --
Other assets...................................................................              --        1,080,655
                                                                                 ----------------  --------------
    TOTAL ASSETS...............................................................       1,110,342       35,526,094
                                                                                 ----------------  --------------
Mortgage and notes payable--current............................................              --        1,671,671
Other current liabilities......................................................              --        1,080,030
Mortgage/Notes payable--noncurrent.............................................              --       25,030,217
                                                                                 ----------------  --------------
    TOTAL LIABILITIES..........................................................              --       27,781,918
                                                                                 ----------------  --------------
NET ASSETS.....................................................................    $  1,110,342     $  7,744,176
                                                                                 ----------------  --------------
                                                                                 ----------------  --------------
Net Revenues...................................................................    $         --     $  8,890,176
Operating Expenses.............................................................           1,530        4,867,485
                                                                                 ----------------  --------------
Income (Loss) from Operations..................................................          (1,530)       4,022,691
Other Income (Expense), Net....................................................          82,500       (3,421,882)
                                                                                 ----------------  --------------
NET INCOME.....................................................................    $     80,970     $    600,809
                                                                                 ----------------  --------------
                                                                                 ----------------  --------------

5.  Long Term Debt

    Future minimum repayments under long-term debt are as follows:

         Remainder 1997          $ 3,147,608
         1998                      4,086,027
         1999                      4,145,975
         2000                      4,215,720
         2001 and thereafter      67,616,464
                                 -----------
                TOTAL            $83,211,794
                                 -----------
                                 -----------

6.  Line of Credit

    In July 1997, the Company and a subsidiary signed two working capital demand line credit notes with two commercial banks, with an interest rate between prime plus 1/2% and 1 1/2%, for a total of $1,400,000. Amounts borrowed are collateralized by a hotel property which the Company owns in Virginia Beach, Virginia and land in Tonawanda, New York. At September 30, 1997, $512,536 was borrowed under the terms of these lines.

7.  Commitments and Contingencies

    The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $115,124 and $112,823 for the nine month period ending September 30, 1997 and 1996, respectively. Future minimum lease payments under operating leases are approximately:
    1997 remainder - $36,122; 1998 - $90,014; 1999 - $6,998.

    The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors, Choice Hotels International, Marriott Corp. and Cricket Inn based on franchise agreements which extend from ten to fifteen years.
    Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were $782,208 and $40,274 for the nine months ended September 30, 1997 and 1996, respectively.

    As an equity partner in various hotel partnerships, the Company has guaranteed portions of mortgages payable relating to the partnerships. The guarantees range from 50% to 200% of the outstanding mortgages payable to banks. Amounts guaranteed by the Company related to the partnerships' mortgages payable were approximately $3.6 million at September 30, 1997.

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

    The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately: remainder of 1997 - $228,500; 1998 - $914,000; 1999 - $914,000;
    2000 - $914,000; thereafter $3,503,667.

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

    Rent expense on the ground lease was $16,500 and $-0- for the nine month period ended September 30, 1997 and 1996, respectively.


    The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

         Remainder of 1997                     $5,500
         1998                                  22,000
         1999                                  22,000
         2000                                  22,000
         2001                                  22,000
         Thereafter                            73,333
                                             --------
                                             $166,833
                                             --------
                                             --------

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

    At September 30, 1997, the Company has net operating loss carryforwards for income tax purposes of approximately $1,420,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

9.  Receivables/Payables with Affiliates

    The Company has advanced affiliated entities the following as of September 30, 1997:

         Microtel Partners 1995-I, L.P.          $142,178
         Airport Hotel Properties, L.P.            10,000
         Other                                     40,648
                                                 --------
                                                 $192,826
                                                 --------
                                                 --------

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

RESULTS OF OPERATIONS

Three months ended September 30, 1997, compared to the three months ended September 30, 1996:

Total operating revenues increased $6,296,218, or 151% to $10,470,532 for 1997, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $9,897,830 for the three months ended September 30, 1997, an increase of $6,270,900, or 173 %, from the three months ended September 30, 1996. Hotel operations consist of the following:

                                                 Three Months Ended
                                       September 30, 1997  September 30, 1996
                                       ------------------  ------------------
     Hotel room revenue                    $8,191,814          $2,342,237
     Beach club revenue                       319,988             321,596
     Food and beverage revenue              1,111,110             849,831
     Other                                    274,918             113,266
                                        -----------------  ------------------
        Total                              $9,897,830          $3,626,930
                                        -----------------  ------------------
                                        -----------------  ------------------

Hotel room revenues for the three month period ended September 30, 1997 increased $5,849,577 from the three month period ended September 30, 1996. The increase is a result of the acquisition of seventeen
(17) hotels during the second half of 1996. Five (5) of the hotels were acquired July 31, 1996, with the remaining twelve (12) being acquired on November 27, 1996. Operating revenues (which includes hotel room revenue, beach club revenue and food and beverage revenue) for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership. Occupancy and average daily room rate were 75.1% and $56.69, respectively, for the three months ended September 30, 1997.

The beach club revenue relates to the operation of the beach club at the Seagate Hotel and Beach Club, remained consistent from the three month period ended September 30, 1996.

Food and beverage revenue was $1,111,110 for the three month period ended September 30, 1997, compared to $849,831 for the three month period ended September 30, 1996, an increase of $261,279, or 31%. The increase is primarily the result of the Canandaigua Inn on the Lake generating additional business after being closed for a five month period in 1996, as the facility underwent major renovations and reopened June 1996.

The increase in Other is a result of the acquisition of seventeen (17) hotels in 1996; 62% of Other represents telephone revenue, with the remaining percentage being vending and movie revenues.

ROYALTIES for the three month period ended September 30, 1997 have increased $58,150 over the three month period ended September 30, 1996, an increase of 31%. The increase is attributable to thirty (30) franchised Microtels in operation, as opposed to twenty six (26) during the same three month period in 1996. In addition, the Company has been receiving royalties from US Franchise Systems, Inc. in accordance with the Joint Venture Agreement (see Note 10). Currently, US Franchise Systems, Inc. has franchised 28 Microtel Inns.

As a result of the Company's joint venture with US Franchise Systems, Inc. (see Note 9), the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtels (28 existing and 22 new ones to be undertaken by the Company) and ten (10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open, along with consulting payments over the next two years.

Overall, MANAGEMENT FEES for the three month period ended September 30, 1997 remained consistent with the same three month period ended September 30, 1996. The Company's ownership position in hotels managed, is summarized below:

                                    September 30, 1997  September 30, 1996
                                    ------------------  ------------------
    Owned                                    17                   5
    Managed with financial interest          10                   9
    Other managed                             5                   4
                                    ------------------  ------------------
                                             32                  18
                                    ------------------  ------------------
                                    ------------------  ------------------


Management fees of approximately $442,000 were generated by the seventeen (17) owned hotels for the three months ended September 30, 1997, which were eliminated for consolidation purposes.

OTHER represents consulting fees of $37,500 as part of our joint venture with US Franchise Systems, Inc., under which the Company will be receiving fees for various consulting services over the next two years (see Note 10), and other miscellaneous revenue totaling $3,027.

The Company plans to continue its rapid revenue growth by implementing the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and building Microtels Inns on sites acquired and (iii) opportunistic acquisition of existing hotels.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended September 30, 1997 was 34.8%, compared to 23.7% for the three months ended September 30, 1996. The increase is primarily due to the acquisition of seventeen (17) hotel properties (five of which were acquired on July 31, 1996, and the remaining twelve acquired on November 27, 1996). Also, the Canandaigua Inn on the Lake reopened and resumed operations in June 1996 and incurred significant start-up expenses. The direct costs and expenses for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $329,960 from prior year. The increase is primarily a result of the following: (1) professional fees increased for the three month period as a result of Company growth, (2) payroll expense increased as a result of pay increases, bonuses and the addition of four employees, and (3) recording non-cash investor relations expense for services performed.


DEPRECIATION AND AMORTIZATION for the period ended September 30, 1997 increased $752,061, or 334% , over the three month period ended September 30, 1996. The increase is a result of the acquisition of five (5) hotels on July 31, 1996, and twelve (12) hotels on November 27, 1996. One of the five (5) hotels purchased on July 31, 1996, the Seagate Hotel and Beach Club, is included in the operating results of the Company during the three month period ended September 30, 1996, as a result of the Company's ownership interest in the partnership.

OTHER INCOME (EXPENSE) - Interest income is $46,744, of which $27,500, or 59%, is generated by interest on the mortgage receivable from Watertown Hotel Properties II, L.P. Another $17,054 relates primarily to interest earned by the Company on the outstanding balance owed the Company by US Franchise Systems, Inc. Of the $2,065,862 in total interest expense, 65% relates to the mortgage held on the hotels acquired in 1996. The remaining represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, Tonawanda bond issue and line of credit.

MINORITY INTEREST for the three month period ended September 30, 1996 represents the elimination of the minority partners interest in operations of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P., and the minority interest for the three month period ended September 30, 1997 represents the elimination of the minority partners interest in Watertown Hotel Properties II, L.P.

EQUITY IN INCOME OF AFFILIATES represents the net income incurred from the Company's equity investment in various hotels. On July 31, 1996, the Company acquired the remaining interest of Delray Beach Hotel Properties Limited and has included its results of operations from the acquisition date, without the elimination of the minority partners interest.

INCOME TAXES - The provision for income taxes for the three month period ended September 30, 1997, represents federal and state income tax generated by the net income before tax of $293,880. The provision includes tax expense/benefit from the valuation of deferred tax assets and liabilities. The provision for income taxes of $302,840 for the three month period ended September 30, 1996 represents federal and state tax expense on income before tax of $757,101.

NET INCOME - As a result of the above factors, net income decreased $279,936 from the three month period ended September 30, 1996 to a net income of $174,325 for the three month period ended September 30, 1997. The net income per common share of $0.03, compared with a net income per common share of $.10 for the three month period ended September 30, 1996.

Nine months ended September 30, 1997, compared to the nine months ended September 30, 1996:

Total operating revenues increased $19,770,093, or 228 % to $28,457,405 for 1997, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $27,004,219 for the nine months ended September 30, 1997, an increase of $20,268,515, or 301%, from the nine months ended September 30, 1996. Hotel operations consist of the following:

                                             Nine Months Ended
                                   September 30, 1997      September 30, 1996
                                   ------------------      ------------------
     Hotel room revenue                $22,281,320             $3,795,357
     Beach club revenue                    986,560              1,050,758
     Food and beverage revenue           2,763,095              1,729,366
     Other                                 973,244                160,223
                                    -----------------      -------------------
         Total                         $27,004,219             $6,735,704
                                    -----------------      -------------------
                                    -----------------      -------------------


Hotel room revenues for the nine month period ended September 30, 1997 increased $18,485,963 from the nine month period ended September 30, 1996. The increase is a result of the acquisition of seventeen (17) hotels during the second half of 1996. Five (5) of the hotels were acquired July 31, 1996, with the remaining twelve (12) being acquired on November 27, 1996. In addition, the Canandaigua Inn on the Lake was open only four months during the nine month period ended September 30, 1996, as the facility underwent major renovations during the first five months. Operating revenues (which includes hotel room revenue, beach club revenue and food and beverage revenue) for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership. Occupancy and average daily room rate were 68.7% and $56.24, respectively, for the nine months ended September 30, 1997.

The beach club revenue relates to the operation of the beach club at the Seagate Hotel and Beach Club, which decreased $64,198, or 6%, from the nine month period ended September 30, 1996, as a result of a reduction in new member dues (initiation fees).

Food and beverage revenue was $2,763,095 for the nine month period ended September 30, 1997, compared to $1,729,366 for the nine month period ended September 30, 1996, an increase of $1,033,729, or 60%. The increase is primarily the result of the Canandaigua Inn on the Lake being closed, as the facility underwent major renovations and reopened June 1996.

The increase in Other is a result of the acquisition of seventeen (17) hotels in 1996; 59% of Other represents telephone revenue, with the remaining percentage being vending and movie revenues.

ROYALTIES for the nine month period ended September 30, 1997 have increased $93,151 over the nine month period ended September 30, 1996, an increase of 21%. The increase is attributable to thirty (30) franchised Microtels in operation, as opposed to twenty six (26) during the same nine month period in 1996. In addition, the Company has been receiving royalties from US Franchise Systems, Inc. in accordance with the Joint Venture Agreement (see Note 10). Currently, US Franchise Systems, Inc. has franchised 28 Microtel Inns.

As a result of the Company's joint venture with US Franchise Systems, Inc. (see Note 10), the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtels (28 existing and 22 new ones to be undertaken by the Company) and ten (10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open, along with consulting payments over the next two years.

Overall, MANAGEMENT FEES for the nine month period ended September 30, 1997 remained consistent with the same nine month period ended September 30, 1996. During the nine month period ended September 30, 1997, the Company obtained one (1) management contract, compared with three (3) for the nine month period ended September 30, 1996. The Company's ownership position in hotels managed, is summarized below:

                                      September 30, 1997  September 30, 1996
                                      ------------------  ------------------
     Owned                                      17                   5
     Managed with financial interest            10                   9
     Other managed                               5                   4
                                       -----------------  ------------------
                                                32                  18
                                       -----------------  ------------------
                                       -----------------  ------------------


Management fees of approximately $1,232,000 were generated by the seventeen (17) owned hotels for the nine months ended September 30, 1997, which were eliminated for consolidation purposes.

OTHER represents development fees of $10,000 for the construction of one (1) hotel; consulting fees of $112,500 as part of our joint venture with US Franchise Systems, Inc., under which the Company will be receiving fees for various consulting services over the next two years (see Note 10), and the sale of real estate totaling $28,812, franchise placement fees of $55,500 for two (2) franchise sales (Greenville, South Carolina and Springfield, Missouri) and other miscellaneous income of $5,320.

The Company plans to continue its rapid revenue growth by implementing the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and building Microtels Inns on sites acquired and (iii) opportunistic acquisition of existing hotels.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the nine months ended September 30, 1997 was 34.2%, compared to 28.7% for the nine months ended September 30, 1996. The increase is a result of operating only one (1) hotel, the Seagate Hotel and Beach Club, for the seven month period ended July 31, 1996. The 1997 results include the acquisition of seventeen (17) hotel properties (five of which were acquired on July 31, 1996, and the remaining twelve acquired on November 27, 1996). The direct costs and expenses for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $596,969 from prior year. The increase is primarily a result of the following: (1) professional fees increased for the nine month period as a result of Company growth, (2) payroll expense increased as a result of pay increases, bonuses and the addition of four employees, and (3) recording non-cash investor relations expense for services performed.

DEPRECIATION AND AMORTIZATION for the nine month period ended September 30, 1997 increased $2,413,576, or 508% , over the nine month period ended September 30, 1996. The increase is a result of the acquisition of five (5) hotels on July 31, 1996, and twelve (12) hotels on November 27, 1996. One of the five (5) hotels purchased on July 31, 1996, the Seagate Hotel and Beach Club, is included in the operating results of the Company during the nine month period ended September 30, 1996, as a result of the Company's ownership interest in the partnership.

OTHER INCOME (EXPENSE) - Interest income is $135,685, of which $82,500, or 61%, is generated by interest on the mortgage receivable from Watertown Hotel Properties II, L.P. Another $50,911 relates primarily to interest earned by the Company on the outstanding balance owed the Company by US Franchise Systems, Inc. Of the $6,109,941 in total interest expense, 64% relates to the mortgage held on the hotels acquired in 1996. The remaining represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to the purchase of hotels, Tonawanda bond issue and line of credit.

MINORITY INTEREST for the nine month period ended September 30, 1996 represents the elimination of the minority partners interest in operations of Delray Beach Hotel Properties Limited and Watertown Hotel Properties II, L.P., and the minority interest for the nine month period ended September 30, 1997 represents the elimination of the minority partners interest in Watertown Hotel Properties II, L.P.

EQUITY IN INCOME OF AFFILIATES represents the net income incurred from the Company's equity investment in various hotels. On July 31, 1996, the Company acquired the remaining interest of Delray Beach Hotel Properties Limited and has included its results of operations from the acquisition date, without the elimination of the minority partners interest.

INCOME TAXES - The benefit for income taxes for the nine month period ended September 30, 1997, represents federal and state income tax benefit generated by the net loss before tax of $181,949. The provision includes tax expense/benefit from the valuation of deferred tax assets and liabilities. The provision for income taxes of $490,837 for the nine month period ended September 30, 1996 represents federal and state tax expense on income before tax of $1,403,839.

NET INCOME/LOSS - As a result of the above factors, net income decreased $1,022,171 from the nine month period ended September 30, 1996 to a net loss of $109,169 for the nine month period ended September 30, 1997. The net loss per common share of $.04, compared with a net income per common share of $.21 for the nine month period ended September 30, 1996.

Capital Resources and Liquidity

At September 30, 1997, the Company had a $1,400,000 working capital demand line note with two commercial banks which bear interest at rates between prime plus 1/2% and 1 1/2%. Amounts borrowed are collateralized by a hotel property which the Company owns and unencumbered land located in Tonawanda, New York. At September 30, 1997, $512,536 was borrowed under the terms of these lines (see Note
6).

At September 30, 1997, the Company had $2,112,203 of cash and cash equivalents compared with $1,317,708 at September 30, 1996.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, tax, insurance and capital asset reserves. A substantial portion of the escrowed cash funds are released several times monthly for application against current liabilities. The balance held in escrow on September 30, 1997 and 1996 was $2,158,047 and $-0-, respectively.

Net cash from operating activities increased $1,870,479 to $2,650,803 at September 30, 1997 from net cash from operating activities of $780,324 at September 30, 1996. The net increase is primarily the result of the acquisition of seventeen (17) hotel properties five (5) of which were acquired on July 31, 1996, and the remaining twelve (12) acquired on November 27, 1996.

Net cash used in investing activities decreased by $1,851,325 from September 30, 1996 to September 30, 1997. Net cash from investing activities for the nine months ended September 30, 1997, reflects amounts placed into escrow as required by the loan agreements, capital improvements to the seventeen (17) hotels acquired in 1996 and deposits submitted for the acquisition of three (3) hotels and nine
(9) hotels.

Net cash from financing activities decreased by $3,218,247 to $954,664 at September 30, 1997. Net borrowing on the line of credit decreased to $512,536 for the 1997 nine month period, compared to $1,110,000 for the 1996 nine months. The decrease is primarily the result of the Company using the line of credit in 1996 for the acquisition/development of real estate. In addition, the Company received cash proceeds of $1,039,211 from the exercise of options for the 1997 nine months, compared to $4,000 for the 1996 nine months.

EBITDA increased to $8,688,005 during the 1997 nine months, an increase of 248% over the 1996 nine months. EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, minority interest and equity of affiliates. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The increase is a result of the acquisition of seventeen (17) hotel properties (five (5) of which were acquired on July 31, 1996, and the remaining twelve (12) acquired on November 27, 1996).

Funds on hand, internally generated future cash flows and funds available on the Company's secured demand notes are expected to be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the third quarter of 1997. From time to time, the Company will continue to evaluate the necessity of other financing alternatives.

In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 - Earnings Per Share ("SFAS No. 128"), which will be effective for the Company's fiscal year ended December 31, 1997. SFAS No. 128 is intended to simplify the earnings per share computation and make it more comparable from company to company. The adoption of SFAS No. 128 is not expected to have a significant impact on the Company's earnings per share, as currently determined.

             Special Note Regarding Forward-Looking Statements

         Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Capital Resources and Liquidity are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1996. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes", "anticipates", "expects", or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks, assumptions and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these risks, assumptions and uncertainties carefully in evaluating the forward-looking statements are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE Holdings, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8, 1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial during 1998.

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

    On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. The Company has answered the complaint, denying the relevant allegations and asserting several affirmative defenses. Each party has moved for summary judgement in this case and arguments were based on those motions in October 1997. Decision on the summary judgement motion is pending. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HUDSON HOTELS CORPORATION
                                  -----------------------------------
                                              (Registrant)

Date:    10/26/97                 /s/ Bruce A. Sahs
                                  -----------------------------------
                                  Bruce A. Sahs, Executive Vice
                                  President and Chief Operating
                                  Officer


Date:    10/26/97                 /s/ Taras M. Kolcio
                                  -----------------------------------
                                  Taras M. Kolcio, Chief Financial
                                  Officer

Item 2.  Change in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders  - None

Item 5.  Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.                    Description
----------                     -----------
     11       Statement re: computation of per share earnings

     27       Financial Data Schedule

B.  Form 8-K: N/A