Form 10KSB
period 1997-12-31
HUDSON HOTELS CORP
filed 1998-03-30
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

       For the Year Ended                               Commission File
       December 31, 1997                                Number 0-17838

                            HUDSON HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

    A New York Corporation                         IRS Employer Identification
                                                           No. 16-1312167

          ADDRESS                                        TELEPHONE NUMBER
          -------                                        ----------------

  One Airport Way, Suite 200                              (716) 436-6000
  Rochester, New York 14624

           Securities registered pursuant to Section 12(b) of the Act:

                                                          NAME OF EXCHANGE ON
  TITLE OF EACH CLASS                                      WHICH REGISTERED
  -------------------                                     -------------------
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

                    Yes   X                         No
                        -----                           -----

The Registrant's revenues for the year ended December 31, 1997:  $38,731,097.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (computed by reference to the average of the bid and asked prices as reported by the National Quotation Bureau, Inc. as of the close of business on March 11, 1998) was $15,914,516 (3,978,629 shares at $4.00 per share).

The number of shares outstanding of each of the Registrant's classes of common stock as of February 20, 1998, is as follows:

                        5,155,162 Shares of Common Stock
                            Par Value $.001 per share

Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held May 29, 1998, are incorporated by reference to Part III of the Form 10-KSB Report.

                                     PART 1

                         ITEM 1. DESCRIPTION OF BUSINESS

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    Certain matters discussed in this Annual Report on Form 10-KSB are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

NARRATIVE DESCRIPTION OF BUSINESS

    Hudson Hotels Corporation (the "Company") was organized as Microtel Franchise and Development Corporation to develop and franchise a national chain of economy limited service lodging facilities ("Microtels"), using the service mark "MICROTEL", which offers downsized rooms with higher quality furnishings at rates below those available at competing national lodging chains. The Company was incorporated in New York State on June 5, 1987. The Company provides development, construction, operations, marketing, accounting and professional development services for hotel/motel investors.

    On October 5, 1995, the Company signed an exclusive Joint Venture Agreement with US Franchise Systems, Inc. ("USFS"), in which USFS purchased worldwide franchising and administration for the Microtel franchise chain. As a result of the Joint Venture Agreement, the Company has focused its efforts on acquiring, developing, building and managing various hotel products, including Microtels. During 1996 and 1997, the Company continued with a significant expansion and development program, as described in "Recent Developments" below.

    The Company has retained the right to franchise and construct for its account a total of fifty (50) Microtel Inn properties and ten (10) "suite" properties and to receive all royalties on fifty (50) Microtel Inns and ten (10) suites. Therefore, the Company retains all royalties on Microtel Inns existing prior to the execution of the Joint Venture Agreement and the royalties attributable to the subsequently developed Microtel Inns previously cited. In addition, the Company will receive royalty payments from properties franchised by USFS consisting of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% above 250 units. As of December 31, 1997, the Company has the right to franchise and construct twenty-two (22) Microtel Inn properties and ten (10) suite properties.

    As a result of this agreement, the Company is no longer responsible for administration of the Microtel franchise. This included regulatory compliance with the Federal Trade Commission ("FTC"), Microtel service marks, franchise sales, quality assurance inspections and franchise administration.

    As of December 31, 1997, the Company managed forty-one hotel properties located primarily in the Northeast and Southeast United States. Of the forty-one
(41) hotel properties under management, twenty-six (26) are owned directly by the Company. The properties range from super budget "Microtel Inns" to full-service hotels. It competes for management contracts with other hotel management companies.

    The management contracts are set forth on variations of the Company's standard form contract, for terms of one to ten years, and provide for a full range of hotel management services, including operations management, personnel and staffing, sales and marketing, business systems, financial management, and food and beverage management, for a fee typically as a percentage of gross revenues.

    The Company's portfolio of managed properties, owned, partially owned through partnerships in which the Company has a minority equity position, or owned by unrelated parties, are made up of the following franchise affiliations:


                                                                                             PERCENT OF COMPANY'S
                                                                           NUMBER OF                 TOTAL
                FRANCHISE                      NUMBER OF HOTELS           GUEST ROOMS             GUEST ROOMS
                ---------                      ----------------           -----------             -----------

                  OWNED

Fairfield Inn                                          8                      953                    20.6%

Hampton Inns                                           9                    1,088                    23.5%

Comfort Inn                                            2                      184                     4.0%

Econo Lodge                                            1                       65                     1.4%

Red Roof Inn                                           1                      148                     3.2%

Cricket Inn                                            1                      150                     3.3%

Independent                                            4                      460                    10.0%

     MANAGED WITH FINANCIAL INTEREST

Microtel Inn                                           8                      842                    18.2%

Econo Lodge                                            1                      102                     2.2%

Independent                                            1                      134                     2.9%

              OTHER MANAGED

Microtel Inn                                           3                      305                     6.6%

Comfort Inn                                            2                      193                     4.1%
                                                     ----                   -----                     ----

                 TOTAL                                41                    4,624                     100%
                                                     ===                    =====                     ====


    The Company has a minority equity position, either as a general or a limited partner, in seven (7) entities which own hotel properties. In addition, it is a general partner in Watertown Hotel Properties II, L.P., an entity which previously owned a hotel property and which now holds a mortgage upon a Microtel Inn which represents a portion of the sale price of this property.

    In November 1994, the Company provided a $250,000 cash deposit to secure a ten year operating lease and management contract on a full-service hotel located in Canandaigua, New York, from L, R, R & M, L.L.C. In June 1996, the Company provided an additional $200,000 cash deposit, which extends the lease term an additional eighteen months and provides additional security on the renovations performed from November 1995 through May 1996.

RECENT DEVELOPMENTS

In 1997, the Company continued with its significant expansion and development program. Beginning in 1996, the Company acquired the remaining partnership interests in five (5) hotel partnerships in exchange for 1,170,103 shares of the Company's common stock. In addition, the Company acquired twelve (12) hotel properties from SB Motel Corp., an indirect wholly owned subsidiary of Salomon Inc The purchase price for the properties was $60,400,000, determined by arms-length negotiation with SB Motel Corp., after analysis and valuation by the Company based upon historic and projected operating results of the properties. The purchase price was paid by issuing 370,657 registered shares of Company common stock, valued at $2,400,000, by issuing the Company's subordinated promissory note in the amount of $2,900,000 to SB Motel Corp. (which was repaid by the Company on October 31, 1997), and by paying the balance of $55,100,000 in cash. The cash portion of the purchase price was obtained by (a) placing a $37,470,000 mortgage issued by Nomura Asset Capital Corporation on the properties purchased (b) the Company securing $17,000,000 of mezzanine financing from Nomura Asset Capital Corporation and (c) the Company utilizing $530,000 of its available capital.

    In addition to the consideration stated above, the Company has granted to Salomon Inc a right of first refusal to undertake equity offerings on behalf of the Company.

    On October 31, 1997, the Company acquired nine (9) hotel properties operating as Hampton Inns from Equity Inns Partnership, L.P., pursuant to a Hotel Asset Purchase Agreement between the Company and Equity Inns Partnership, L.P.

    The purchase price for the properties was $46,250,000, determined by arms length negotiation with Equity Inns Partnership, L.P., after analysis and valuation by the Company based upon historical and projected operating results of the properties. As part of its pre-closing due diligence, the Company obtained independent valuations of the nine (9) properties from Hospitality Valuation Services, which supported the negotiated purchase price. The purchase price was paid by issuing a subordinated promissory note in the amount of approximately $3.9 million (maturing October 31, 1999) secured by 2,000,000 shares of the Company's common stock issued in the name of Hudson Hotels Properties Corp. (a wholly owned subsidiary of the Company). The cash portion of the purchase price was obtained (a) by placing a $30 million mortgage issued by Nomura Asset Capital Corporation and (b) by the Company securing $18,000,000 of mezzanine financing from Nomura Asset Capital Corporation.

HOTEL LODGING INDUSTRY

    Over the past several years, the hospitality lodging industry has seen increases in occupancy, ADR (average room rate) and RevPAR (revenue per available room) since its lowest point in 1992. According to Smith Travel Research, hotel room demand has outpaced supply from 1992 through 1996. But, through the first three quarters of 1997, room supply has exceeded demand. Supply has increased as a result of favorable financing, which has become available to every level of hotel operator.

    Currently, the majority of properties owned by the Company fall under the limited service economy/mid-price category. This category is defined as a hotel which provides some, but not all of the amenities of a full-service hotel. It is appropriate to compare the Company's portfolio to this segment since the majority of the Company's properties fall under this segment (Hampton Inn, Comfort Inn, Econo Lodge, Fairfield Inn and Red Roof Inn.) The limited-service economy/mid-priced segment has seen increases in occupancy, room revenue and RevPAR from 1992 to 1995; 1996 and 1997 saw a decline in occupancy in both years, but room rate and RevPAR continued to increase. ADR percentage growth has decreased compared to prior years. This is a result of added supply exceeding added demand, moderated by guests willing to pay a premium for clean/fresh hotel rooms with certain amenities offered by nationally branded limited-service hotels.

The tables below compare the Company's performance to the limited service economy/midscale segment as a whole (in the United States) in the categories of occupancy, ADR (room revenue) and RevPAR (revenue per available room). The industry statistics represent the results obtained from Smith Travel Research.

                                    OCCUPANCY

                                                       U.S. LIMITED SERVICE
   YEAR               COMPANY OWNED HOTELS              ECONOMY/MIDPRICED
   ----               --------------------              -----------------
1993                          N/A                                66.3%
1994                          N/A                                67.3%
1995                          N/A                                67.1%
1996                         62.6%                               65.2%
1997                         65.2%                               63.8%


                                       ADR

                                                       U.S. LIMITED SERVICE
   YEAR               COMPANY OWNED HOTELS              ECONOMY/MIDPRICED
   ----               --------------------              -----------------
1993                          N/A                               $44.37
1994                          N/A                               $46.50
1995                          N/A                               $49.06
1996                         $62.96                             $51.87
1997                         $56.51                             $54.01

                                     REVPAR

                                                       U.S. LIMITED SERVICE
   YEAR               COMPANY OWNED HOTELS              ECONOMY/MIDPRICED
   ----               --------------------              -----------------
1993                          N/A                               $29.43
1994                          N/A                               $31.27
1995                          N/A                               $32.91
1996                         $39.39                             $33.81
1997                         $36.82                             $34.46


BUSINESS STRATEGY

    The Company plans to continue to improve its position in the lodging industry by implementing the following strategies:

    ENHANCE OPERATING PERFORMANCE OF ITS EXISTING HOTELS OWNED OR UNDER MANAGEMENT. Over the past two years, the Company has acquired twenty-one (21) hotels. The Company intends to utilize its operating, marketing and financial systems resources to enhance operating performance by maximizing revenues and reducing operating expenses.

    DEVELOP AND BUILD MICROTEL INNS ON SITES ACQUIRED. Currently, the Company owns five (5) parcels on which it plans to develop and build Microtel Inns (see Item 2, "Description of Property", for a detailed description of sites.) The Company believes that by developing and building Microtel Inns, it will increase revenues through hotel operating revenues, franchise royalties and management fees. The Company has secured a financing commitment from an established hospitality lender and it is anticipated that construction will begin during 1998.

    OPPORTUNISTIC ACQUISITION OF HOTELS. The Company intends to capitalize on its strength as an owner/operator by continuing to identify and pursue the acquisition of hotels. Over the past two years, the Company acquired twenty-one
(21) hotels for approximately $40,750 per room, totaling $106,650,000. This acquisition included eight (8) Fairfield Inns, four (4) Cricket Inns (of which two (2) were converted to Brookwood Inns and one (1) was converted to a Red Roof
Inn) and nine (9) Hampton Inns, which are geographically dispersed throughout the country. The Company believes that hotel acquisitions will provide future growth opportunities through increased cash flow and an incremental increase in the value of the hotels acquired.

COMPANY PROPERTIES

    The Company currently owns twenty-six (26) hotel properties in addition to having a minority equity interest in entities which own hotel properties. The Company also has five (5) parcels of land under development, which it owns, and one parcel of land held for sale. The Company has and will continue to develop various hotel products, including Microtel Inns. See Item 2 for a detailed description of each property.

FRANCHISING

    As a result of the Joint Venture Agreement with USFS the Company no longer franchises Microtel Inns, and accordingly, is no longer subject to regulation by the Federal Trade Commission or the individual (50) states, with varying state requirements.

SERVICE MARKS

    As a result of the Joint Venture Agreement with USFS in 1995, the Company transferred all proprietary marks relating to the "Microtel" name to US Franchise Systems, Inc. The Company retains service marks for certain independent properties which it owns including "Brookwood Inn" and "Seagate".

    The Company uses various national trade names pursuant to licensing arrangements with national franchisors which include: Microtel Inn, a registered trademark of USFS Comfort Inn and Econo Lodge, registered trademarks of Choice Hotels International, Inc.; Fairfield Inn by Marriott, a registered trademark of Marriott International, Inc. and Hampton Inn, a registered trademark of Promus Corp.

COMPETITION

    The hospitality industry is highly competitive. There is no single competitor or small number of competitors of the Company that are dominant in the industry. The Company's hotel properties operate in areas that contain numerous competitors, many of which have substantially greater resources than the Company. Competition in the lodging industry is based generally on location, room rates, quality of services and guest amenities offered. The Company's properties compete against all hotel products in any given market for market share. In practice, the hotel industry is highly segmented, ranging from luxury destination resorts to small "mom and pop" properties. The Company's properties compete directly against other national and regional chains of hotels in each geographical market in which the Company hotels are located. New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which the hotels compete, thereby adversely affecting the Company's operations. The Company also competes with other regional and national hotel companies for development and management contracts.

SEASONALITY

    The lodging industry is seasonal in nature. Generally, the Company's hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues and profitability of the Company. Quarterly earnings also may be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors and other considerations affecting travel.

GOVERNMENT REGULATION

    A number of states regulate the licensing of hotels and restaurants, including liquor licenses, by requiring registration, disclosure statements and compliance with specific standards of conduct. The Company believes it is substantially in compliance with these requirements. The Company is also subject to laws governing its relationship with hotel employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company owned hotels otherwise adversely affect the Company's operations.

    Under the Americans with Disabilities Act (ADA), all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. Although significant dollars have been and continue to be invested in ADA required upgrades to the Company owned hotels, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition.

ENVIRONMENTAL COMPLIANCE

    The Company has not been materially affected by, nor has it incurred any significant costs related to compliance with federal, state or local environmental laws.

EMPLOYEES

    As of December 31, 1997, the Company had 954 full-time employees and 258 part-time employees, of which 1,082 were compensated on an hourly basis. There are 28 employees who work at the corporate headquarters.

    YEAR 2000

         The Company utilizes various servers and PC based computer software packages as tools in running its daily operations. Management does not believe that the Company will encounter any material problems with this software as a result of the change of the millenium on January 1, 2000, based on communications with software and other key suppliers.

                       ITEM 2. DESCRIPTION OF PROPERTIES

    The Company's headquarters are located at One Airport Way, Suite 200, Rochester International Airport, Rochester, New York 14624. The 6,185 square feet of office space is leased through August 1998. The Company is currently in the process of evaluating its needs and looking for alternate office space.

    The Company owns six (6) parcels of land, which are either being held for sale to hotel/restaurant developers or development by the Company. The investment policy is determined by Company management and can be changed without a vote of security holders.

    Investment in land/real estate under development or held for sale is summarized as follows:

LAND HELD FOR SALE

    TONAWANDA, NEW YORK - This land is north of Buffalo, New York, off Interstate 290 and is in proximity of major businesses, universities and shopping centers. The Company owns 8.13 acres at a cost of $780,822 or $96,042 an acre. The parcel is zoned for hotel and restaurant development. Also, this piece of land is adjacent to an existing Microtel and a parcel owned by Microtel Partners 1995-I, L.P. (see below).

LAND HELD FOR DEVELOPMENT

    ARLINGTON, TEXAS - This land is between the cities of Dallas and Fort Worth, off State Highway 360, and is in proximity of major businesses, an amusement park, Arlington Stadium and shopping centers. The Company owns 2.0 acres at a cost of $604,629, or $302,314 an acre. The parcel is zoned for hotel development.

    TUCSON, ARIZONA - This land is outside the city limits of Tucson, off Interstate 10, and is in proximity of major businesses, universities and airport. The Company owns 2.0 acres at a cost of $478,851, or $239,425 an acre. The parcel is zoned for hotel development.

    PLANO, TEXAS (PLANO PARKWAY) - This land is north of Dallas, Texas, accessible to Lyndon B. Johnson Freeway I-635, the Dallas North Tollway and Central Expressway US-75. It is in proximity of major businesses and shopping centers. The Company owns 2.0 acres at a cost of $677,697, or $338,848 an acre. The parcel is zoned for hotel development.

    PLANO, TEXAS - This land is north of Dallas, Texas, off the North Central Expressway and is in proximity of major businesses and shopping centers. The Company owns 2.0 acres at a cost of $595,661 or $297,831 per acre. The parcel is zoned for hotel development.

    IRVING, TEXAS - This land is located west of Dallas, Texas, adjacent to the Dallas-Fort Worth International Airport, off John W. Carpenter Freeway and is in proximity of major businesses. The Company owns 2.02 acres, at a cost of $472,932 or $234,124 per acre. The parcel is zoned for hotel development.

    In 1997, the Company sold a parcel of land located at Strawberry Plains Pike, Tennessee, for $399,659. The Company recognized a gain of $28,812 based on its cash proceeds, less the cost of land and its related improvements.

    The Company, through its equity investments, owns minority interests in the following:

    THE MONTGOMERY GROUP, L.P. - This limited partnership operates an 84 room Comfort Inn and is located in Montgomeryville, Pennsylvania. The Company's ownership percentage totals 2.74%. The hotel was opened in 1991, and is in very good condition. The total outstanding mortgage balance at December 31, 1997, was $3,168,520.

    950 JEFFERSON ASSOCIATES, L.P. - This limited partnership operates a 102 room Econo Lodge which is located in Henrietta, New York. The Company's ownership percentage totals 2%. The hotel was built in 1984 and is in good condition. The partnership has a first mortgage with a balance of $2,599,499 at December 31, 1997.

    MICROTEL GATLINBURG L.P. - This limited partnership operates a 102 room Microtel Inn which is located in Gatlinburg, Tennessee. The hotel is located adjacent to the Great Smoky Mountain National Park and a short distance from Dollywood in Pigeon Forge, Tennessee. The Company's ownership percentage totals 10%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of $2,371,453 at December 31, 1997.

    FISHERS ROAD HOTEL PROPERTIES, L.P. - This limited partnership operates a 99 room Microtel Inn which is located in Victor, New York, adjacent to Interstate
90. The Company's ownership percentage is 22.5%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of $1,519,018 at December 31, 1997.

    ESSEX MICROTEL LERAY, L.P. - This limited partnership operates the 100 room Microtel Inn located in Watertown, New York, which opened in 1990. The Company's ownership interest as a special limited partner totals 4.0%. The first mortgage on the property totals $1,100,000 and is held by Watertown Hotel Properties II, L.P., a partnership in which the Company has the general partnership interest and controls under the terms of the partnership agreement.

    ROCHESTER HOSPITALITY PARTNERS, L.P. - This limited partnership was formed to build and operate six Microtel Inns. The Company's ownership percentage is 20%. The partnership owns six (6) Microtel Inns which opened between 1995 and 1997, varying from 99 to 122 rooms. The partnership has an aggregate first mortgage on the six (6) properties, with a balance of $15,700,826 at December 31, 1997.

    MICROTEL PARTNERS 1995-I, L.P. - This limited partnership owns 2.87 acres of land in Tonawanda, New York, on which it currently plans to build a suite hotel. The project is in the development stage at December 31, 1997. The Company's ownership percentage is 50%.

    WATERTOWN HOTEL PROPERTIES II, L.P. - This limited partnership holds a $1,100,000 mortgage receivable from Essex Microtel Leray L.P. which is collateralized by a 100 room Microtel Inn located in Watertown, New York. Monthly payments consist of interest only at 10% per annum. The entire principal amount is due October 31, 1998. The Company's general partnership interest totals 1%.

    The Company, through its wholly owned subsidiary HH Properties-I, Inc., owns the following properties. The properties are secured by a first mortgage from Nomura Asset Capital Corporation, with an aggregate balance of $55,468,137 at December 31, 1997. As part of the first mortgage agreement with Nomura, the Company is required to reserve 5% of operating revenues, which is used for capital improvements to the properties. All properties are in good to very good condition.


           PROPERTY NAME                                  LOCATION                             NUMBER OF ROOMS
Seagate Hotel and Beach Club         Delray Beach, Florida                                              70

Brookwood Inn                        Pittsford, New York                                               108

Comfort Inn West                     Greece, New York                                                   83

Comfort Inn                          Jamestown, New York                                               101

Econo Lodge                          Canandaigua, New York                                              65

Fairfield Inn                        Albany, Georgia                                                   122

Fairfield Inn                        Cary, North Carolina                                              125

Fairfield Inn                        North Charleston, South Carolina                                  119

Fairfield Inn                        Columbia, South Carolina                                          129

Fairfield Inn                        Durham-Research Triangle Park, North Carolina                      96

Fairfield Inn                        Richmond, Virginia                                                124

Fairfield Inn                        Statesville, North Carolina                                       118

Fairfield Inn                        Wilmington, North Carolina                                        120

Brookwood Inn                        Durham, North Carolina                                            150

Red Roof Inn                         Raleigh, North Carolina                                           148

Brookwood Inn                        Charlotte, North Carolina                                         132


    For a complete narrative description of the properties, please refer to the Company's 8-K filings dated September 13, 1996 and December 12, 1996.

    The Company, through its wholly-owned subsidiary HH Properties-II, Inc., owns the following properties. The properties are secured by a first mortgage from Nomura Asset Capital Corporation, with an aggregate balance of $29,970,353 at December 31, 1997. As part of the first mortgage agreement with Nomura, the Company is required to reserve 5% of operating revenues, which is used for capital improvements to the properties. All properties are in very good condition.


            PROPERTY NAME                             LOCATION                            NUMBER OF ROOMS

Hampton Inn                             Greenville, South Carolina                               123

Hampton Inn                             Spartanburg, South Carolina                              112

Hampton Inn                             Albuquerque, New Mexico                                  125

Hampton Inn                             Greensboro, North Carolina                               121

Hampton Inn                             Eden Prairie, Minnesota                                  122

Hampton Inn                             San Antonio, Texas                                       123

Hampton Inn                             Amarillo, Texas                                          116

Hampton Inn                             Atlanta, Georgia                                         129

Hampton Inn                             Syracuse, New York                                       117



    For a complete narrative description of the properties, please refer to the Company's 8-K filing dated November 14, 1997.

         The Company, through its wholly-owned subsidiary HH Properties-VB, Inc., owns a 150 unit Cricket Inn in Virginia Beach, Virginia. As of December 31, 1997, the property was encumbered by a line of credit with a balance of approximately $412,000. This property is considered in good condition. For a complete narrative description of this property, please refer to the Company's 8-K filing dated December 12, 1996.

                           Item 3. Legal Proceedings

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8,1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial in early 1999.

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

On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and rescinded the warrant. The Company has answered the complaint, denying the relevant allegations and asserting several affirmative defenses. Cross-motions for summary judgment were argued in October, 1997; the judge has recently denied both motions, and Ladenburg has appealed. It is anticipated that the suit will now proceed to trial. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

US Franchise Systems, Inc. ("USFS") has informed Hudson Hotels Corporation that USFS will claim indemnity under the Joint Venture Agreement for any liability to USFS arising out of the following suit: Plaintiff Larry Owens, a guest in the process of registering at the Birmingham Microtel Inn, claims damages arising out of a gun shot wound to the buttocks, which occurred during a robbery of the hotel. The claim is based upon plaintiff's assertion that the hotel owner had a duty to warn potential guests that a robbery was in progress. Hudson does not own or manage this hotel. USFS was named in the lawsuit as franchisor of Microtel Inns. Hudson's liability under this claim is being defended by the hotel's insurance company.

On January 16, 1998, the Company was served with a complaint alleging discrimination based upon the gender of the plaintiff and sexual harassment. The plaintiff is a former employee of S&W Restaurant, Inc., the company which operates the restaurant in the Brookwood Inn in Pittsford, New York. The Company is in the process of investigating the facts surrounding the allegations in the complaint, and preparing its answer. The ultimate outcome of this litigation cannot be determined at this time.

After taking into consideration legal Counsel's evaluation of all such actions, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a material adverse effect on the Company's financial statements.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the year ended December 31, 1997 to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company has been traded in the over-the-counter market since its initial public offering on April 13, 1989, and is listed in the Nasdaq Stock Market under the symbol "HUDS". The following table sets forth, for the calendar quarters indicated, the range of high and low quotations on the Nasdaq Stock Market, as reported by the National Quotation Bureau, Inc.


                  TRANSITION PERIOD ENDED DECEMBER 31, 1996

                                                                                  HIGH           LOW
                  First Quarter (January - March, 1996)                        10 7/8          7 7/8
                  Second Quarter (April - June, 1996)                           8 3/8          5 3/4
                  Third Quarter (July - September, 1996)                        8 3/4          5 1/8
                  Fourth Quarter (October - December, 1996)                     7 7/8          4 3/4


                  FISCAL YEAR ENDED DECEMBER 31, 1997

                  First Quarter (January - March, 1997)                         6 3/4          4 1/2
                  Second Quarter (April - June, 1997)                           6 1/4          3 1/2
                  Third Quarter (July - September, 1997)                        6 15/16        5 1/8
                  Fourth Quarter (October - December, 1997)                     6 3/4          3 7/8




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

    As of March 11, 1998, there were approximately 278 holders of record of the Common Shares of the Company with approximately 1,900 beneficial shareholders.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with this entire Form 10-KSB 1997 Annual Report. Particular attention should be directed to the Consolidated Financial Statements found at Item 7.

As a result of the acquisitions of (i) five partnerships in which the Company had a minority interest, (ii) twelve (12) hotels from SB Motel Corp. and (iii) nine (9) Hampton Inns during the past two years, a significant portion of the current results are not directly comparable to prior year results, specifically hotel operations and direct costs, expenses and interest expense.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997, COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1996:

Total operating revenues increased $4,812,955, or 88% to $10,273,692 for 1997, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $9,918,677 for the three months ended December 31, 1997, an increase of $4,924,085, or 99%, from the three months ended December 31, 1996. Hotel operations consisted of the following:

                                                              Three Months Ended
                                                 DECEMBER 31, 1997         DECEMBER 31, 1996

            Hotel room revenue                       $8,336,308                 $3,371,807
            Beach club revenue                          359,962                    365,937
            Food and beverage revenue                   802,551                    715,476
            Other                                       419,856                    541,372
                                                     ----------                 ----------

                 Total                               $9,918,677                 $4,994,592
                                                     ==========                 ==========

Hotel room revenues for the three month period ended December 31, 1997 increased $4,964,501 from the three month period ended December 31, 1996. The increase is primarily the result of acquiring twelve (12) hotels on November 27, 1996, thus the revenue for the acquisition was not included for the full three months ended December 31, 1996. In addition, the Company acquired nine (9) Hampton Inns on October 31, 1997, whose results are not included in the comparable prior period. Occupancy and average daily room rate for the Company owned hotels were 57.6% and $55.69, respectively, for the three months ended December 31, 1997.

The Beach Club revenue relates to the operation of the beach club at the Seagate Hotel and Beach Club, and this revenue remained consistent from the three month period ended December 31, 1996.

Food and beverage revenue was $802,551 for the three month period ended December 31, 1997, compared to $715,476 for the three month period ended December 31, 1996, an increase of $87,075, or 12%. The increase is primarily the result of the Canandaigua Inn on the Lake restaurant opening in June 1996 and not attaining stabilized operations for the first twelve months.

ROYALTIES for the three month period ended December 31, 1997 have increased $61,847 over the three month period ended December 31, 1996, an increase of 41%. The increase is attributable to sixty-two (62) franchised Microtel Inns in operation, as opposed to twenty-six (26) during the same three month period in 1996. The Company receives all royalties on twenty-eight (28) of the previously cited Microtel Inns and on the remaining thirty-four (34) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and
 .5% above 250 units.

As a result of the Company's joint venture with US Franchise Systems, Inc., the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel

Inn properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtel Inns (twenty-eight (28) existing and twenty (20) new ones to be undertaken by the Company) and ten (10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open based on the schedule discussed in the preceding paragraph, along with consulting payments over the next year.

MANAGEMENT FEES for the three month period ended December 31, 1997, remained consistent compared to the same three-month period ended December 31, 1996. The schedule of owned and managed hotels is summarized below:


                                                             DECEMBER 31, 1997          DECEMBER 31, 1996
                                                             -----------------          -----------------

                   Owned                                             26                          17
                   Managed with financial interest                   10                          11
                   Other managed                                      5                           4
                                                                    ---                          --
                                                                     41                          32
                                                                    ===                          ==

Management fees of approximately $575,000 were generated by the twenty-six (26) owned hotels for the three month period ended December 31, 1997, which were eliminated for consolidation purposes.

OTHER revenue for the three month period ended December 31, 1997 decreased $51,234, or 57%, compared to the same three month period ended December 31, 1996. This is primarily a result of development and franchise placement fees recognized in the prior period, which were non-recurring. A significant portion of the three month period ended December 31, 1997 revenue represents consulting fees of $37,500 as part of the Company's joint venture with US Franchise Systems, Inc., under which the Company will be receiving fees for various consulting services over the next year.

The Company plans to continue its rapid revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and build Microtel Inns on sites acquired and (iii) opportunistic acquisition of existing hotels.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended December 31, 1997 was 29.1%, compared to 17.4% for the three months ended December 31, 1996. The increase is the result of acquiring twelve (12) hotel properties on November 27, 1996 and reporting their results for only the month of December, which is one of the slowest operating months, thus adversely effecting the gross operating margin for the three months ended December 31, 1996. In addition, the Canandaigua Inn on the Lake reopened and resumed operations in June 1996 and did not stabilize operations until twelve months after resuming operations.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $237,283 from prior year. The increase is primarily a result of the following: (1) professional fees increased for the three month period as a result of Company growth and (2) payroll expense increased as a result of pay increases, and the addition of employees.

INDIRECT OPERATING COSTS represents costs incurred by the Company which do not represent direct hotel or corporate expenses. During the fourth quarter of 1997, the Company had charges of $1,225,788 , an increase of $674,639, or 122%, from prior year. This increase is primarily due to $835,118, or 68%, of such amounts which is comprised of a non-cash consulting expense related to investor relations services. This amount was written off as its expected value in the future appears minimal. The balance is comprised of costs relating to the acquisition of nine (9) Hampton Inns and write-offs of several development expenditures which the Company will no longer pursue.

During the fourth quarter of 1996, the Company had indirect operating costs of $551,149 primarily a result of the acquisition of the SB Motel Corp. portfolio.

DEPRECIATION AND AMORTIZATION for the period ended December 31, 1997 increased $661,328, or 121%, over the three month period ended December 31, 1996. The increase is a result of the acquisition of twelve (12) hotels on November 27, 1996, and nine (9) hotels on October 31, 1997, thus recording additional depreciation and amortization during the three months ended December 31, 1997.

OTHER INCOME (EXPENSE) for the three month period ended December 31, 1997 increased $2,789,853 from the three month period ended December 31, 1996. The increase is primarily the result of incurring additional debt for the acquisition of twelve (12) hotels on November 27, 1996 and nine (9) hotels on October 31, 1997. Of the $2,918,425 in total interest expense, for the three months ended December 31, 1997 48% relates to the mortgage held on the hotels acquired in 1996 and 1997. The remaining represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, Tonawanda bond issue and line of credit.

During the three month period ended December 31, 1995, the Company had elected to record the proceeds receivable on the installment method of accounting relating to the Joint Venture Agreement with US Franchise Systems, Inc. This method is applicable in cases where receivables are collectible over an extended period of time and where there is little basis for estimating the degree of collectability.

During 1996, US Franchise Systems, Inc., completed an initial public offering with proceeds to that entity of approximately $37,000,000. As a result, it was determined that the future collectability was not in doubt and the balance of the deferred revenue was recognized during the three month period ended December 31, 1996.

EQUITY IN OPERATIONS OF AFFILIATES represents the net loss incurred from the Company's equity investment in various hotels. The loss for the three month period ended December 31, 1997 decreased $38,642, or 84%, from the comparable three month period December 31, 1996, as a result of various hotel properties in a partnership still undergoing a start-up period of lower revenues for the three months ended December 31, 1996.

INCOME TAXES - The income tax benefit for the three months ended December 31, 1997 and 1996 represents federal and state income tax benefit generated by a loss before tax of $2,710,654 and $295,775, respectively. The provision includes tax expense/benefit from the valuation of deferred tax assets and liabilities. See Note 9 for a detail description of deferred tax assets and liabilities.

NET INCOME/LOSS - As a result of the above factors, net loss increased $1,505,633 from the three month period ended December 31, 1996 to a net loss of $1,782,585 for the three month period ended December 31, 1997. The net loss per common share - basic of $0.35, compared with a net loss per common share - basic of $0.07 for the three month period ended December 31, 1996.

TWELVE MONTHS ENDED DECEMBER 31, 1997, COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1996:

Total operating revenues increased $24,583,048, or 174% to $38,731,097 for 1997, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $36,922,896 for the twelve months ended December 31, 1997, an increase of $25,192,600, or 215%, from the twelve months ended December 31, 1996. Hotel operations consist of the following:

                                                                    Twelve Months Ended
                                                        DECEMBER 31, 1997          DECEMBER 31, 1996
                                                        -----------------          -----------------
          Hotel room revenue                               $30,617,628                  $7,167,164
          Beach club revenue                                 1,346,522                   1,416,695
          Food and beverage revenue                          3,565,646                   2,444,842
          Other                                              1,393,100                     701,595
                                                           -----------                 -----------

              Total                                        $36,922,896                 $11,730,296
                                                           ===========                 ===========

Hotel room revenues for the twelve month period ended December 31, 1997 increased $23,450,464, or 327%, from the twelve month period ended December 31, 1996. The increase is a result of the fact that the acquisition of five (5) hotels on July 31, 1996 and twelve (12) hotels on November 27, 1996 occurred during the year and, therefore, the Company only recognized revenues from these hotels for a portion of 1996. Additionally, the company acquired nine (9) hotels on October 31, 1997, which added to the revenues for 1997. In addition, the Canandaigua Inn on the Lake was open only seven (7) months during the twelve month period ended December 31, 1996, as the facility underwent major renovations during the first five months. Operating revenues (which includes hotel room revenue, beach club revenue and food and beverage revenue) for the Seagate Hotel and Beach Club are included prior to the acquisition on July 31, 1996, as a result of the Company being the controlling partner in the limited partnership. Occupancy and average daily room rate for company owned hotels were 65.2% and $56.51, respectively, for the twelve month period ended December 31, 1997.

The Beach Club revenue relates to the operation of the beach club at the Seagate Hotel and Beach Club, which decreased $70,173, or 5%, from the twelve month period ended December 31, 1996, as a result of a reduction in new member dues (initiation fees).

Food and beverage revenue was $3,565,646 for the twelve month period ended December 31, 1997, compared to $2,444,842 for the twelve month period ended December 31, 1996, an increase of $1,120,804, or 46%. The increase is primarily the result of the Canandaigua Inn on the Lake being closed, as the facility underwent major renovations and reopened June 1996.

Other increased $691,505, or 99%, as a result of the acquisition of five (5) hotels on July 31, 1996 and twelve (12) hotels on November 27, 1996 occurred during the year and, therefore, the Company only recognized revenues from these hotels for a portion of 1996. Additionally, the Company acquired nine (9) hotels on October 31, 1997, which added to the revenues for 1997.

ROYALTIES for the twelve month period ended December 31, 1997 have increased $154,998 over the twelve month period ended December 31, 1996, an increase of 26%. The increase is attributable to sixty-two (62) franchised Microtel Inns in operation, as opposed to twenty-six (26) during the same twelve month period in 1996. The Company receives all royalties on twenty-eight (28) of the previously cited Microtel Inns and on the remaining thirty-four (34) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and
 .5% above 250 units.

As a result of the Company's joint venture with US Franchise Systems, Inc. (see
Note 1), the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel Inn properties and ten (10) "suite" properties and retain all royalties on the fifty
(50) Microtel Inns (28 existing and 22 new ones to be undertaken by the Company) and ten (10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open based on the schedule discussed in the preceding paragraph, along with consulting payments over the next twelve months.

MANAGEMENT FEES for the twelve month period ended December 31, 1997, remained consistent with the same twelve month period ended December 31, 1996. During the twelve month period ended December 31, 1997, the Company obtained one (1) management contract, compared with three (3) for the twelve month period ended December 31, 1996. The schedule of owned and managed hotels is summarized below:

                                                             DECEMBER 31, 1997          DECEMBER 31, 1996
                                                             -----------------          -----------------
                   Owned                                             26                          17
                   Managed with financial interest                   10                          11
                   Other managed                                      5                           4
                                                                    ---                          --
                                                                     41                          32
                                                                    ===                          ==

Management fees of approximately $1,807,000 generated by the twenty-six (26) owned hotels for the twelve months ended December 31, 1997, were eliminated for consolidation purposes.

OTHER revenue for the year ended December 31, 1997 decreased $586,939, or 70%, compared to the year ended December 31, 1996. This is primarily the result of non-recurring development fees received in 1996 for the construction/renovation of four (4) Microtel Inns and one full-service hotel. Other revenue for the year ended December 31, 1997 represents consulting fees of $10,000 for the construction of one (1) hotel; consulting fees of $150,000 as part of our joint venture with US Franchise Systems, Inc., under which the Company will be receiving fees for various consulting services over the next year (see Note 1) and the gain from the sale of real estate totaling $28,812, franchise placement fees of $55,500 for two (2) franchise sales (Greenville, South Carolina and Springfield, Missouri) and other miscellaneous income of $5,785.

The Company plans to continue its rapid revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and build Microtel Inns on sites acquired and (iii) pursue opportunistic acquisition of existing hotels.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the twelve months ended December 31, 1997 was 32.8%, compared to 23.9% for the twelve months ended December 31, 1996. The increase is a result of acquiring twelve (12) hotel properties on November 27, 1996 and reporting the results for only the month of December, which is typically one of the slowest operating months, thus adversely effecting the gross operating margin for the year ended December 31, 1996. In addition, the Canandaigua Inn on the Lake reopened and resumed operations in June 1996 and did not stabilize operations until twelve months after resuming operations.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $834,252 from the prior year. The increase is primarily a result of the following: (1) professional fees increased as a result of Company growth and (2) payroll expense increased as a result of pay increases, and the addition of employees.

INDIRECT OPERATING COSTS represents costs incurred by the Company which do not represent direct hotel or corporate expenses. During the fourth quarter of 1997, the Company had charges of $1,225,788, an increase of $674,639, or 122%, from prior year. The increase is primarily due to $835,118, or 68%, which is comprised of non-cash consulting expense related to investor relations services. This amount was written off as its expected value in the future appears minimal. The balance is comprised of costs relating to the acquisition of nine (9) Hampton Inns and write-off of several development expenditures which the Company will no longer pursue.

During the fourth quarter of 1996, the Company had indirect operating costs of $551,149 primarily a result of the acquisition of the SB Motel Corp. portfolio.

DEPRECIATION AND AMORTIZATION for the twelve month period ended December 31, 1997 increased $3,074,904, or 301%, over the twelve month period ended December 31, 1996. The increase is a result of the acquisition of five (5) hotels on July 31, 1996, twelve (12) hotels on November 27, 1996, and nine (9) hotels on October 31, 1997.

OTHER INCOME (EXPENSE) for the year ended December 31, 1997 increased $8,449,754 from the year ended December 31, 1996. The increase is primarily the result of incurring additional debt for the acquisition of twelve (12) hotels on November 27, 1996 and nine (9) hotels on October 31, 1997. Of the $9,028,366 in total interest expense, 63% relates to the mortgages held on the hotels acquired in 1996 and 1997. The remaining amount represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, Tonawanda bond issue and line of credit.

During the three month period ended December 31, 1995, the Company had elected to record the proceeds receivable on the installment method of accounting relating to the Joint Venture Agreement with US Franchise Systems, Inc. This method is applicable in cases where receivables are collectible over an extended period of time and where there is little basis for estimating the degree of collectability.

During 1996, US Franchise Systems, Inc., completed an initial public offering with proceeds to that entity of approximately $37,000,000. As a result, it was determined that the future collectability was not in doubt and the balance of the deferred revenue was recognized during the three month period ended December 31, 1996.

EQUITY IN OPERATIONS OF AFFILIATES represents the net income incurred from the Company's equity investment in various hotels. The income for the year ended December 31, 1997 increased $48,308, or 276%, from the year ended December 31, 1996 as a result of various hotel properties in a partnership still undergoing a start-up period of lower revenues for the year ended December 31, 1996.

INCOME TAXES - The income tax benefit for the twelve months ended December 31, 1997 represents federal and state income tax benefit generated by a loss before tax of $2,892,603. The provision includes tax expense/benefit from the valuation of deferred tax assets and liabilities. The provision for income taxes of $472,014 for the twelve month period ended December 31, 1996 represents federal and state tax expense on income before tax of $1,108,064. See Note 9 for a detail description of deferred tax assets and liabilities.

NET INCOME/LOSS - As a result of the above factors, net income decreased $2,527,804 from the twelve month period ended December 31, 1996 to a net loss of $1,891,754 for the twelve month period ended December 31, 1997. The net loss per common share - basic of $(.40), compared with a net income per common share - basic of $.13 for the twelve month period ended December 31, 1996.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1997, the Company had a $1,400,000 working capital demand line note with two commercial banks which bears interest at rates between prime plus 1/2% and 1 1/2%. Amounts borrowed are collateralized by a hotel property and unencumbered land. At December 31, 1997, $712,537 was borrowed under the terms of these lines.

At December 31, 1997, the Company had $670,736 of cash and cash equivalents compared with $1,057,368 at December 31, 1996.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds are released several times monthly for application against current liabilities. The balances held in escrow on December 31, 1997 and 1996 were $3,463,928 and $1,515,879, respectively.

Net cash flows from operating activities decreased $1,091,566 to $2,462,296 for the year ended December 31, 1997 from $3,553,862 for the year ended December 31, 1996. The net decrease is primarily the result of the acquisition of nine (9) Hampton Inns on October 31, 1997, which reduced earnings as the hotels were purchased during their seasonal slow months. In addition, the Company reduced its accounts payable from the prior year by approximately $460,000.

Net cash flows used in investing activities decreased by $11,099,796 for the year ended December 31, 1996 to $51,577,717 for the year ended December 31, 1997. Net cash used by investing activities for the twelve months ended December 31, 1997, reflects the acquisition of nine (9) Hampton Inns on October 31, 1997, amounts placed into escrow as required by the loan agreements, capital improvements to the seventeen (17) hotels acquired in 1996 and deposits submitted for the acquisition of three (3) hotels. Net cash flow used by investing activities for the twelve months ended December 31, 1996 reflects the acquisition of seventeen (17) hotels and amounts placed into escrow as required by the loan agreements.

Net cash flows from financing activities decreased by $10,685,802 to $48,728,789 at December 31, 1997. Net borrowing on the line of credit increased to $712,537 for the 1997 twelve month period, compared to $-0- for the 1996 twelve months. Net cash flows used in financing activities for the twelve months ended December 31, 1997 reflects amounts borrowed to acquire nine (9) Hampton Inns on October 31, 1997, cash proceeds from the exercise of options and proceeds from our line of credit. This was offset by financing costs, repayment of mortgages, preferred dividends paid and purchase of treasury stock. Net cash flows from financing activities for the twelve months ended December 31, 1996 reflects the acquisition of seventeen (17) hotels, which includes proceeds from borrowings.

EBITDA increased by $7,190,867 during the 1997 twelve months, an increase of 249% over the 1996 twelve months. EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, minority interest and equity of affiliates. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The increase is a result of the acquisition of twenty-six (26) hotel properties (five (5) of which were acquired on July 31, 1996, twelve (12) acquired on November 27, 1996 and the remaining nine (9) acquired on October 31, 1997).

Funds on hand, internally generated future cash flows and funds available on the Company's secured demand notes are expected to be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the next twelve months. The Company continues to evaluate the necessity of other financing alternatives.

ITEM 7.  FINANCIAL STATEMENTS

The information required by this item is incorporated in the Consolidated Financial Statements and Notes, which is located after Item 13.

ITEM 8.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANTS

On April 22, 1997, the Board of Directors of the Company, upon the recommendation of the Audit Committee, directed management to engage Coopers & Lybrand, LLP for appointment as the Company's principal accountants to audit the Company's financial statements, as voted during the Company's annual meeting held on May 29, 1997. This selection followed the solicitation of proposals for accounting services by the Company from several accounting firms, and the review of those proposals and the accompanying presentations. In connection with this designation, the Company's existing accountants, Bonadio & Co., LLP, were dismissed.

(a)(1)(i) The Company's former accountants, Bonadio & Co., LLP, were dismissed effective April 22,1997.

      (ii) Bonadio & Co., LLP's reports on the Company's financial statements for the past two years did not contain an adverse opinion or disclaimer of opinion, nor was either such opinion modified as to uncertainty, audit scope, or accounting principles.

      (iii) The decision to change accounts was adopted by the Audit Committee of the Board of Directors and by the full Board.

      (iv) There were no disagreements with Bonadio & Co., LLP on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure.

(a)(2) Effective April 22, 1997, Coopers & Lybrand, LLP were engaged to serve as the Company's principal accountants to audit its financial statements. In connection with its solicitation for proposals, the Company did not consult with the new accountants regarding either (1) the application of accounting principals to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, or (2) any disagreements with the Company's prior accountants.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM 10.          EXECUTIVE COMPENSATION

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for in Part III, Items 9-12, is incorporated by reference to the Hudson Hotels Corporation and Subsidiaries Proxy Statement for the Company's Annual Meeting of Stockholders to be held on May 29, 1998.

ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K

(A) The following exhibits are filed as part of this Form 10-KSB:

EXHIBIT NUMBER

3.1      Restated Certificate of Incorporation of Registrant (a)

3.2      By-Laws of Registrant (a)

3.3 Amendment to Certificate of Incorporation to authorize the issuance of 10,000,000 shares of Preferred Stock, with a par value of $.001 (f)

3.4 Amendment to Certificate of Incorporation stating the number, designation, relative rights, preferences and limitations of Series A Preferred Shares, with a par value of $.001, to be issued (f)

3.5 Amendment to Certificate of Incorporation changing the Company's name to Hudson Hotels Corporation (i)

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

4.9 Convertible Subordinated Debenture due July 1, 2001 with Oppenheimer Bond Fund for Growth (k)

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

10.13    Partnership Agreement of Delray Beach Hotel Properties Ltd. (d)

10.14 Warrant for the Purchase of 125,000 Shares of Common Stock issued to Ladenburg, Thalmann & Co. Inc. (e)

10.15 Warrant for the Purchase of 25,000 Shares of Common Stock issued to William R. Lerner (e)

10.16 First Amendment to Master Franchise Agreement between the Company and Essex Microtel International Lodging, Inc. dated March 29, 1993 (e)

10.17 Agreement between Microtel and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley (f)

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

10.23    Sale of land to Microtel Partners 1995-I, L.P. (g)

10.24 Joint Venture Agreement Between Microtel Franchise and Development Corporation and US Franchise Systems, Inc. (h)

10.25    Termination of Master Franchise Agreement

10.26 Three Party Agreement Between Microtel Franchise and Development Corporation, Stonehurst Capital, Inc. and Essex Investment Group, Inc.

10.27    Form of Offer Letter, Transfer Agreement and List of Investors (j)

10.28 Agreement of Purchase and Sale, as amended for the acquisition of the SB Motel Corp. portfolio (l)

10.29 Hotel Asset Purchase Agreement between the Company and Equity Inns Partnership, L.P. (m)

10.30    Promissory Note between the Company and Equity Inns Partnership, L.P.
         (m)

10.31    Guaranty between the Company and Equity Inns Partnership, L.P. (m)

10.32    Pledge Agreement between the Company and Equity Inns Partnership, L.P.
         (m)

10.33    Amended and Restated Mezzanine Loan Agreement (m)

11       Statement re: Computation of Per Share Earnings

18       Letter on Accounting Change for Revenue Recognition of Franchise Fees
         (e)

21       Subsidiaries of the Registrant

24       Power of Attorney (a)

27       Financial Data Schedule

28.1 Form of Consulting Agreement entered into between the Registrant and the Underwriter (a)

28.2     Form of Employee Stock Plan adopted by the Registrant (a)

--------------------
(a) Previously filed as part of, and hereby incorporated by reference to, the Exhibits in the Company's Registration Statement on Form S-18 (File Number 33-26780-NY), as amended by Amendment No. 1 (The "Registration Statement")

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

(e) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1993

(f) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1994

(g) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1995

(h) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the Quarter Ended September 30, 1995

(i) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the quarter ended June 30, 1996

(j) Filed as an Exhibit to the Company's Form 8-K Current Report dated August 28, 1996

(k) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1996

(l) Filed as an Exhibit to the Company's Form 8-K Current Report dated November 27, 1996

(m)      Filed as an Exhibit to the Company's 8-K Current Report dated October
         31, 1997

(B)      Form 8-K - The following report was filed on Form 8-K:


DATE OF REPORT                                                ITEM

April 22, 1997                                       Change in Accountants

October 31, 1997                                     Acquisition of Assets

ITEM 7.  FINANCIAL STATEMENTS

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                         TOGETHER WITH AUDITORS' REPORTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Hudson Hotels Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Hudson Hotels Corporation and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' investment and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hudson Hotels Corporation and Subsidiaries for the year ended December 31, 1996, were audited by other auditors, whose report, dated March 28, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. This standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hudson Hotels Corporation and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand, LLP
Rochester, New York
February 27, 1998

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
   Hudson Hotels Corporation:

We have audited the accompanying consolidated balance sheets of Hudson Hotels Corporation (a New York corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, changes in shareholders' investment and cash flows for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of HH Properties-I, Inc., a wholly-owned subsidiary, at December 31, 1996 and for the period from November 15, 1996 to December 31, 1996, which statements reflect total assets of $88,632,482 as of December 31, 1996, and total revenues of $2,236,396 for the period then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for HH Properties-I, Inc. as of December 31, 1996, and for the period then ended, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Hotels Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Bonadio & Co., LLP
Rochester, New York
March 28, 1997

REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors
Hudson Hotels Corporation

We have audited the accompanying balance sheet of HH Properties-I, Inc., a wholly-owned subsidiary of Hudson Hotels Properties Corp., as of December 31, 1996, and the related statements of operation, changes in stockholder's equity and cash flows for the period November 15, 1996 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HH Properties-I, Inc. as of December 31, 1996, and the results of its operation and its cash flows for the period November 15, 1996 through December 31, 1996 in conformity with generally accepted accounting principles.


                                            Coopers & Lybrand LLP
/s/ Coopers & Lybrand LLP
Rochester, New York
March 22, 1997

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND1996


-------------------------------------------------------------------------------------------------------------

ASSETS                                                                     1997                        1996
------                                                                     ----                        ----

CURRENT ASSETS:

     Cash and cash equivalents                                        $    670,736               $  1,057,368
     Cash - restricted                                                   3,463,928                  1,515,879
     Accounts receivable - trade                                           897,878                    442,992
     Prepaid expenses and other                                          1,378,069                  1,497,909
                                                                       -----------                -----------

TOTAL CURRENT ASSETS                                                     6,410,611                  4,514,148

INVESTMENTS IN PARTNERSHIP INTERESTS                                     1,781,621                  1,974,900

LAND AND REAL ESTATE DEVELOPMENT                                         4,147,151                  4,432,944

PROPERTY AND EQUIPMENT, NET                                            129,749,648                 83,673,682

DEFERRED TAX ASSET                                                       1,387,926                    377,448

OTHER ASSETS                                                             8,641,153                  7,919,834
                                                                       -----------                -----------

TOTAL ASSETS                                                          $152,118,110               $102,892,956
                                                                      ============               ============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:

     Lines of credit                                                  $    712,537               $         --
     Current portion of long-term debt                                   3,433,217                  3,527,950
     Accounts payable - trade                                            1,394,460                  1,859,596
     Other accrued expenses                                              3,595,288                  2,839,115
                                                                      ------------               ------------

TOTAL CURRENT LIABILITIES                                                9,135,502                  8,226,661

LONG-TERM DEBT                                                         128,559,291                 80,064,186

DEFERRED REVENUE - LAND SALE                                               185,055                    185,055

LIMITED PARTNERS' INTEREST IN

CONSOLIDATED PARTNERSHIP                                                 1,099,266                  1,099,939

SHAREHOLDERS' INVESTMENT:

     Preferred stock                                                           295                        295
     Common stock                                                            5,166                      4,788
     Additional paid-in capital                                         17,836,573                 15,954,745
     Warrants outstanding                                                   50,000                     50,000
     Accumulated deficit                                                (4,711,787)                (2,692,713)
                                                                     --------------              ------------

                                                                        13,180,247                 13,317,115

     Less:  10,000 shares of common stock in treasury,
        at cost at December 31, 1997                                       (41,251)                        --
                                                                     --------------              ------------

TOTAL SHAREHOLDERS' INVESTMENT                                          13,138,996                 13,317,115
                                                                     -------------               ------------

TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                        $152,118,110               $102,892,956
                                                                      ============               ============


 The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

----------------------------------------------------------------------------------------------------------
OPERATING REVENUES:                                                      1997                     1996
                                                                         ----                     ----

     Hotel operations                                                $36,922,896               $11,730,296
     Management fees                                                     801,057                   978,668
     Royalties                                                           757,047                   602,049
     Other                                                               250,097                   837,036
                                                                    ------------             -------------

TOTAL OPERATING REVENUES                                              38,731,097                14,148,049

OPERATING COSTS AND EXPENSES:

     Direct                                                           24,808,798                 8,925,508
     Corporate                                                         2,617,158                 1,782,906
     Indirect operating costs                                          1,225,788                   551,149
                                                                    ------------             -------------
     Total operating costs and expenses before
        depreciation and amortization                                 28,651,744                11,259,563
                                                                    ------------             -------------

     Income from operations before depreciation

        and amortization                                              10,079,353                 2,888,486

DEPRECIATION AND AMORTIZATION                                          4,096,761                 1,021,857
                                                                    ------------             -------------

     Income from operations                                            5,982,592                 1,866,629
                                                                    ------------             -------------

OTHER INCOME (EXPENSE):
     Gain on sale of worldwide franchise rights                               --                 1,385,758
     Interest income                                                     194,755                   298,825
     Interest expense                                                 (9,028,366)               (2,068,440)
                                                                    -------------            --------------

TOTAL OTHER (EXPENSE)                                                 (8,833,611)                 (383,857)
     Income/(Loss) before income taxes, minority interest
        and equity in operations of affiliates                        (2,851,019)                1,482,772

PROVISION/(BENEFIT) FOR INCOME TAXES                                  (1,000,849)                  472,014
                                                                    -------------            -------------

     Income/(Loss) before minority interest, and equity in
        operations of affiliates                                      (1,850,170)                1,010,758

MINORITY INTEREST                                                       (107,419)                 (392,235)
EQUITY IN OPERATIONS OF AFFILIATES                                        65,835                    17,527
                                                                    ------------             -------------

NET INCOME (LOSS)                                                    $(1,891,754)              $   636,050
                                                                    =============            =============

NET INCOME (LOSS) PER COMMON SHARE - BASIC                              $(0.40)                   $0.13
                                                                        =======                   =====

NET INCOME PER COMMON SHARE - DILUTED                                     N/A                     $0.12
                                                                          ===                     =====


 The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


-------------------------------------------------------------------------------------------------------------------

                                            SERIES A        ADDITIONAL                        ADDITIONAL
                                            PREFERRED    PAID-IN CAPITAL       COMMON      PAID-IN CAPITAL
                                              STOCK         PREFERRED          STOCK            COMMON
                                              -----         ---------          -----            ------
BALANCE, DECEMBER 31, 1995                      $295      $1,560,705           $3,280       $ 5,610,844
     Net Income                                   --              --               --                --
     Exercise of stock options,
     including related tax benefits               --              --               24            17,643
     Conversion of debentures                     --              --              600         2,999,400
     Purchase of treasury stock                   --              --               --                --
     Issuance of common stock and use
       of treasury stock for
       purchase of five hotels                    --              --              513         3,324,491
       Issuance of common stock and use
       of treasury stock for
       purchase of SB Motel Corp. portfolio       --              --              371         2,358,502
     Other                                        --              --               --            83,160
     Cash dividends paid on preferred stock       --              --               --                --
                                                 ---     -----------           ------       -----------

BALANCE, DECEMBER 31, 1996                       295       1,560,705            4,788        14,394,040
     Net Loss                                     --              --               --                --
     Purchase of treasury stock                   --              --               --                --
     Exercise of stock options                    --              --              233         1,046,855
     Issuance of common stock and
     options for investor
     relation services                            --              --              145           834,973
     Cash dividends paid on preferred stock       --              --               --                --
                                                 ---     -----------           ------       -----------

BALANCE, DECEMBER 31, 1997                      $295      $1,560,705           $5,166       $16,275,868
                                                ====     ===========           ======       ===========


                                              WARRANTS        ACCUMULATED         TREASURY
                                            OUTSTANDING         DEFICIT            STOCK               TOTAL
                                            -----------         -------            -----               -----
BALANCE, DECEMBER 31, 1995                   $ 60,000     $(3,201,443)        $  (122,855)       $ 3,910,826
     Net Income                                    --         636,050                  --            636,050
     Exercise of stock options,
     including related tax benefits           (10,000)             --                  --              7,667
     Conversion of debentures                      --              --                  --          3,000,000
     Purchase of treasury stock                    --              --          (3,953,042)        (3,953,042)
     Issuance of common stock and use
       of treasury stock for
       purchase of five hotels                     --              --           4,075,897          7,400,901
       Issuance of common stock and use
       of treasury stock for
       purchase of SB Motel Corp. portfolio        --              --                  --          2,358,873
     Other                                         --              --                  --             83,160
     Cash dividends paid on preferred stock        --        (127,320)                 --           (127,320)
                                              -------     ------------          ----------       ------------

BALANCE, DECEMBER 31, 1996                     50,000      (2,692,713)                 --         13,317,115
     Net Loss                                      --      (1,891,754)                 --         (1,891,754)
     Purchase of treasury stock                    --              --             (41,251)           (41,251)
     Exercise of stock options                     --              --                  --          1,047,088
     Issuance of common stock and
     options for investor
     relation services                             --              --                  --            835,118
     Cash dividends paid on preferred stock        --        (127,320)                 --           (127,320)
                                              -------     ------------        ------------       -----------

BALANCE, DECEMBER 31, 1997                   $ 50,000     $(4,711,787)        $   (41,251)       $13,138,996
                                             ========     ============        ============       ===========


 The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


-----------------------------------------------------------------------------


CASH FLOWS FROM OPERATING                1997                      1996
                                         ----                      ----
ACTIVITIES:


NET INCOME (LOSS)                      $(1,891,754)               $  636,050
Adjustments to reconcile net
income (loss) to net cash
 provided by operating activities:
  Deferred tax provision                (1,010,478)                  265,767
  Depreciation and amortization          4,096,761                 1,070,050
  Non-cash expenses                        835,118                    83,160
  Gain on sale of land                     (28,812)                       --
  Gain on installment sale                      --                (1,385,758)
  Bad debt expense                         167,163
  Minority interest                        107,419                   392,235
  Equity in operations of affiliates       (65,835)                  (17,527)
  Capital distributions                    163,577                    92,272
   from unconsolidated
   partnership interests
  Cash collected on installment sale       288,112                   694,983
(Increase) decrease in assets:
    Accounts receivable  -  trade         (454,886)                   36,924
    Prepaid expenses and other             (35,126)                 (434,100)
Increase (decrease) in liabilities:
      Accounts payable                    (465,136)                1,388,338
      Other accrued expenses               756,173                   731,468
                                       -----------              ------------

Net cash provided by operating
   activities                            2,462,296                 3,553,862
                                       -----------              ------------




 The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


-----------------------------------------------------------------------------------------------------------------------


                                                                                  1997                       1996
                                                                                  ----                       ----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of land/real estate development                                       (85,054)              (2,094,550)
   Cash collected on sale of land                                                    399,659                       --
   Increase in restricted cash                                                    (1,948,049)              (1,515,879)
   Capital contribution to unconsolidated partnership interests                           --                  (12,900)
   Collection on non-affiliate mortgage                                                   --                  200,000
   Change in non-affiliates accounts and notes receivable                             29,049                  (32,360)
   Purchase of equipment                                                          (2,595,035)                (640,982)
   Change in other assets                                                            (11,937)                 (40,582)
   Purchase of hotels                                                            (47,148,504)             (58,794,287)
   Deposits                                                                         (343,034)                (329,262)
   Cash received in acquisition                                                           --                  557,538
   Change in affiliate accounts receivable                                           125,188                   25,751
                                                                                -------------            -------------

                   Net cash used in investing activities                         (51,577,717)             (62,677,513)
                                                                                -------------            -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds of borrowings                                                         51,884,052               83,400,000
   Financing costs                                                                (1,154,545)              (2,508,238)
   Repayment of mortgages                                                         (3,483,680)             (17,023,406)
   Distributions to limited partners                                                (108,092)                (381,070)
   Proceeds from stock options exercised                                           1,047,088                    7,667
   Dividends paid                                                                   (127,320)                (127,320)
   Purchase of treasury stock                                                        (41,251)              (3,953,042)
   Borrowings on line of credit, net                                                 712,537                       --
                                                                                ------------             ------------

                   Net cash provided by financing activities                      48,728,789               59,414,591
                                                                                ------------             ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (386,632)                 290,940

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    1,057,368                  766,428
                                                                                ------------             ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                        $   670,736             $  1,057,368
                                                                                 ===========             ============

OTHER INFORMATION:
Cash paid during the period for:
   Interest                                                                      $ 8,747,412             $  1,662,972
   Income taxes                                                                  $    31,693             $    205,269
Non-cash financing and investing activities
   Issuance of 600,000 shares of common stock upon
   conversion of convertible subordinated debentures                                      --             $  3,000,000
Acquisition of seventeen properties in 1996 for stock                                     --             $  9,759,773
Liabilities assumed for the purchase of the five properties                               --
   on July 31, 1996                                                                                      $ 12,263,011



 The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

1.  THE COMPANY:

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

On October 5, 1995, the Company has an exclusive Joint Venture Agreement with US Franchise Systems, Inc. ("USFS") in which USFS purchased worldwide franchising and administration for the Microtel hotel chain.

The Company, in return, will receive $4 million over a three year period in exchange for the exclusive franchise rights of the Microtel name and various consulting services; $2 million was paid at closing, another $1 million was paid at the first anniversary and $500,000 is due at each of the second and third anniversaries. In addition to the lump sum payments, the Company will receive royalty payments from properties franchised by USFS. Royalty payments will consist of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% above 250 units.

Under this Agreement, the Company has the right to franchise and construct an additional twenty-two (22) Microtel Inn properties and ten (10) "suites" properties and to receive all royalties on the fifty (50) Microtels (28 existing and 22 new ones to be undertaken by the Company) and ten (10) suites.

As a result of the Joint Venture Agreement, the Company has focused its efforts on developing, building and managing various hotel products, including Microtel Inns, which has been the Company's strength since it acquired Hudson Hotels Corporation in 1992. During 1996 and 1997, the Company embarked upon a significant expansion and development program, which includes several acquisitions (see Note 12) and development of five (5) Microtel Inns through a joint venture partnership.

The Company operates in the industry segment of hotel development and management.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries collectively referred to as the Company. The consolidated financial statements also include the accounts of a partnership which is controlled by the Company (see below and Note 3). Other investments in partnerships which the Company does not control are accounted for under the equity method (see below and Note 3). Income and expenses are recorded on the accrual basis of accounting and all significant intercompany accounts and transactions have been eliminated.

INVESTMENTS IN PARTNERSHIP INTERESTS

The Company owns or owned equity interests, either as a general or limited partner, in entities which own hotel properties or real estate which may be developed as a hotel property. Effective August 1, 1996, the Company acquired various remaining general and limited partner interests in five (5) hotel partnerships in which the Company was a minority partner. Subsequent to that date, the operations of those five hotels are included in the operating results of the Company.

Income and losses of controlled partnerships are allocated to the Company according to the terms of each partnership agreement.

The Company received development and franchise placement fees totaling $40,500 and $180,000 for the years ended 1997 and 1996, respectively, from unconsolidated entities in which the Company has a minority interest. Development fees represent cost reimbursement. The Company also receives ongoing royalties from these entities on the same basis as independent parties.

CASH AND CASH EQUIVALENTS

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

RESTRICTED CASH

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, tax, insurance and capital asset reserve. A substantial portion of the escrowed cash funds are released several times monthly for application against current liabilities.

ACCOUNTS RECEIVABLE - TRADE

Accounts Receivable - Trade represent billed receivables to hotel entities for management services or royalties due. At December 31, 1997 and 1996, $35,130 and $46,542, respectively, represents amounts due from entities in which the Company has a minority interest.

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

Property and equipment consists of the following at December 31,


                                                    1997                   1996
                                                    ----                   ----

Land                                           $ 14,991,042            $ 10,507,123
Building and building improvements               99,366,884              62,477,004
Furniture and equipment                          19,834,696              11,464,956
                                               ------------            ------------

                                                134,192,622              84,449,083
Less - Accumulated depreciation                  (4,442,974)               (775,401)
                                               -------------           -------------

                                               $129,749,648            $ 83,673,682
                                               ============            ============


For financial reporting purposes, depreciation is computed using the straight-line method for building and accelerated methods for furniture and equipment over the following estimated useful lives:


Building and building improvements                                  20-40 years
Furniture and Equipment                                               5-7 years

The Company quarterly reviews its properties in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. No such losses have been recognized to date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Based on the borrowing rates currently quoted by financial institutions for loans with terms and maturities similar to the Company's long-term debt, the carrying value of such debt approximates its fair value.

DEFERRED FINANCING COSTS

Costs incurred to acquire financing are being amortized over the estimated term of the related financing. Accumulated amortization was $169,557 and $11,936 as of December 31, 1997 and 1996, respectively.

REVENUE RECOGNITION

Royalty fee revenue is based on gross room revenues and the number of franchised businesses open under the Company's Joint Venture Agreement with US Franchise Systems, Inc.

Franchise placement income is recognized at the date the "Microtel Inn" is opened, as allowed under the Company's Joint Venture Agreement with US Franchise Systems, Inc.

Management fee revenue is recognized monthly as the services are performed in accordance with the terms of the management contracts and is generally based on a percentage of the managed property's revenue plus charges for accounting and marketing fees.

Development fee revenue is recognized monthly as the services are performed in accordance with the terms of the development contracts.

Membership dues for the beach club of the Seagate Hotel and Beach Club are recognized ratably over the membership period. Membership dues received in advance are reflected as deferred membership dues.

Hotel operation revenue, principally from room rentals, is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

BEACH CLUB MEMBERSHIP

As a result of the acquisition of the Seagate Hotel and Beach Club, the Beach Club operation was valued at $3,206,531, based on an independent appraisal. Amortization is provided using the straight-line method over the 20 year estimated useful life of the asset. Accumulated amortization is $227,129 and $66,803 as of December 31, 1997 and 1996, respectively.

EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" ("EPS"), which is effective for both interim and annual periods ending after December 15, 1997.

SFAS No. 128 requires dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net earnings, less preferred stock dividends, divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects dilution that could occur from common shares issuable through stock options, convertible subordinated debentures and convertible preferred stock. Reported EPS in prior periods have been restated to conform to the provisions of SFAS 128.


                                                                  12/31/97          12/31/96

Net Earnings Applicable to Common Stock:

     Net earnings (loss)                                        $(1,891,754)    $   636,050
     Deduct preferred stock dividends paid                         (127,320)       (127,320)
                                                               -------------      ----------

     Net earnings (loss) applicable to common stock             $(2,019,074)    $   508,730
                                                                ============    ===========

Weighted average number of common shares outstanding              4,996,694       3,771,702
                                                               ============     ===========

EARNINGS (LOSS) PER SHARE - BASIC                                  $(0.40)          $0.13
                                                                   =======          =====


Net earnings applicable to common stock per above               $      --       $   508,730
                                                                ==========         ========

Shares used in calculating primary earnings per share                  --         3,771,702
Additional shares assuming conversion of options and warrants          --           478,143
                                                                ----------      -----------

Total shares for diluted                                               --         4,249,845
                                                                ==========         ========

EARNINGS PER SHARE - DILUTED                                       N/A              $0.12

The exercise of outstanding stock options, convertible subordinated debenture and convertible preferred stock were not included in some of the calculations of diluted EPS, as their effect would be antidilutive. Unexercised stock options/warrants to purchase 1,648,134 and 772,357 shares of the Company's common stock were not included in the computations of diluted EPS because the prices were greater than the average market price of the Company's stock or the addition of the options and warrants are considered antidilutive during the years ended December 31, 1997 and 1996, respectively.

The Company did not include the conversion of convertible preferred stock and convertible subordinated debentures totaling 1,294,723 shares of the Company's common stock in the calculation of EPS because the addition is considered antidilutive for the years ended December 31, 1997 and 1996.

ACCOUNT RECLASSIFICATIONS

Certain account balances at December 31, 1996 were reclassified to conform to account classifications used by the Company at December 31, 1997. These changes had no effect on reported results of operations or financial position.

ESTIMATES

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

3.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS:

The following is a summary of condensed financial information for the unconsolidated partnerships which the Company does not control for the partnerships year ended December 31, 1997 and 1996.

                                                                1997                         1996
                                                                ----                         ----
Property and equipment, net of
  accumulated depreciation                                  $29,943,215                     $29,490,826
Current assets                                                2,925,293                       2,918,869
Other assets                                                    938,340                       1,341,308
                                                            -----------                     -----------

  TOTAL ASSETS                                               33,806,848                      33,751,003
                                                            -----------                     -----------

Mortgage and notes payable - current                            302,732                       2,157,446
Other current liabilities                                       712,866                         847,865
Mortgage and note payable - noncurrent                       25,056,584                      24,118,255
                                                            -----------                     -----------

  TOTAL LIABILITIES                                          26,072,182                      27,123,566
                                                            -----------                     -----------

NET ASSETS                                                  $ 7,734,666                     $ 6,627,437
                                                            ===========                     ===========

  COMPANY'S SHARE                                           $ 1,796,050                     $ 1,889,814
                                                            ============                    ===========

Net revenues                                                 12,387,125                      13,668,878
Operating expenses                                           (7,192,947)                     (9,301,426)
                                                            ------------                    ------------

Income from operations                                        5,194,178                       4,367,452
Other income (expense), net                                  (4,228,999)                     (3,678,898)
                                                            ------------                    ------------

NET INCOME                                                  $   965,179                     $   688,554
                                                            ===========                     ===========

  COMPANY'S SHARE                                           $    65,835                     $    17,527
                                                            ===========                     ===========

4.  LAND AND REAL ESTATE DEVELOPMENT

Real estate development is summarized as follows at December 31:

                                                             1997                 1996                   ACRES
                                                             ----                 ----                   -----
        Cost of land under development:
             Tonawanda, New York                            $  780,822            $  780,822             8.13
             Strawberry Plains Pike, Tennessee                      --               310,204             1.39
             Irving, Texas                                     472,932               472,932             2.02
             Plano, Texas                                      595,661               595,661             2.00
             Plano, Texas                                      677,697               677,697             2.00
             Arlington, Texas                                  604,629               604,629             2.00
             Tucson, Arizona                                   478,851               478,851             2.00
                                                          ------------          ------------

                                                             3,610,592             3,920,796
        Development costs                                      536,559               512,148
                                                          ------------          ------------
        Total real estate development in process            $4,147,151            $4,432,944
                                                            ==========            ==========

Development costs include land and site development costs which are accumulated by specific site. Upon sale to a specific ownership entity, the Company will be reimbursed for all land and site development costs specifically associated with the parcel.

5.  LINE OF CREDIT

The Company has lines of credit notes with two commercial banks, with interest rates of prime plus 1/2% and 1 1/2%, for a total of $1,400,000. Amounts borrowed are collateralized by a hotel property which the Company owns in Virginia Beach, Virginia and land in Tonawanda, New York.

6.  DEBT:

Long-term debt consists of the following at December 31:

                                                                                             1997             1996
                                                                                             ----             ----
Mortgage payable to Nomura Asset Capital Corporation, by HH Properties-I, Inc.,
a wholly owned subsidiary dated November 27, 1996, due in monthly installments of $477,257, including principal and interest at 9.19% over a 25 year period. On
December 11, 2008, the interest rate recasts at no less than 14.19%. The mortgage is collateralized by all of the assets of HH Properties-I, Inc., the
Company's wholly-owned hotel subsidiary                                                    $55,468,137    $56,000,000

Mortgage payable to Nomura Asset Capital Corporation, by HH Properties-II, Inc.,
a wholly owned subsidiary, dated October 31, 1997, due in monthly installments of $239,147, including principal and interest at 8.38% over a 25 year period. On
February 15, 2007, the interest rate recasts at no less than 13.38%. The mortgage is collateralized by all of the assets of HH Properties-II, Inc., the
Company's wholly-owned hotel subsidiary.                                                    29,970,353             --

Mezzanine note payable to Nomura Asset Capital Corporation, dated November 27,
1996, payable in monthly installments of interest only at LIBOR plus 6%. On
October 31, 1997, the Company borrowed an additional $18,000,000 at LIBOR plus
6% interest only. As part of the additional borrowing, the Company and the lender agreed to pay monthly installments of interest only in year one and two, and LIBOR plus 6% and $583,333 monthly of minimum principal in years three through five. The note is due October 11, 2002. This note
is collateralized by substantially all assets of the Company.                               35,000,000     17,000,000

7.5% convertible subordinated debenture due July 1, 2001.                                    7,500,000      7,500,000

10% note payable to Equity Inns Partnership, L.P. by the Company, payable in monthly installments of interest only. Principal payments of $2,500,000 and
$1,384,052 are due October 31, 1998 and 1999, respectively. The note is collateralized by 2,000,000 shares of the Company's common stock issued in the
name of Hudson Hotels Properties Corp., a wholly owned subsidiary                            3,884,052             --

10% note payable to SB Motel Corp. by the Company, payable in
monthly installments of $24,167, which represents interest only.                                    --      2,900,000

4.4% Town of Tonawanda bonds with yearly principal payments of $22,169 through
1997 and yearly principal payments of $18,745
thereafter until 2006.                                                                         169,966        192,136
                                                                                       ---------------   ------------

Total long-term debt                                                                       131,992,508     83,592,136
Less - current portion                                                                      (3,433,217)    (3,527,950)
                                                                                       ----------------  -------------

                                                                                          $128,559,291    $80,064,186
                                                                                       ----------------  -------------
                                                                                       ----------------  -------------

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

Future minimum repayments under long-term debt are as follows:

       1998                                     $ 3,433,217
       1999                                       2,985,083
       2000                                       6,096,952
       2001                                       6,213,286
       2002                                      13,825,812
       Thereafter                                99,438,158
                                              -------------

       TOTAL                                   $131,992,508

7.  SHAREHOLDERS' INVESTMENT:

(A)  PREFERRED STOCK

At December 31, 1997, the Company's authorized preferred shares were 10,000,000 at $.001 par value, of which 294,723 were issued and outstanding and December 31, 1997 and 1996, respectively.

Series A Preferred Stock - 294,723 shares are issued and outstanding and includes a liquidation preference of $5.40 per share. Dividends are paid at $.432 per share annual, cumulative, subject to Board declaration. Voting rights are co-equal with Common Shares; 1 share, 1 vote. Each Preferred Share is convertible at the option of the holder into one share of the Company's Common Stock, with antidilution protection. The Preferred Shares are redeemable at the option of the Company for debentures.

(B)  COMMON STOCK

At December 31, 1997, the Company's authorized common shares were 20,000,000 at $.001 par value per share, of which 5,155,162 and 4,787,462 were issued and outstanding at December 31, 1997 and 1996, respectively.

The Company has established the following stock option plans, authorized by the Board of Directors and approved by shareholders:

         --1990 Employee Stock Option Plan, whereby 100,000 shares of the Company's common stock is reserved for issuance under plan provisions to Directors, Officers and key employees pursuant to the exercise of qualified stock options, non-qualified stock options and direct purchase of stock. The granted options vest over a two year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. At December 31, 1997, 3,000 shares were available for grant under this plan.

         --1993 Employee Stock Option Plan, whereby 550,000 shares of the Company's common stock is reserved for issuance under plan provisions to Officers and key employees pursuant to the exercise of qualified stock options, non-qualified stock options and direct purchase of stock. The granted options vest over a two year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. In 1996, the Board of Directors authorized the issuance of an additional 300,000 shares, which was approved by shareholders at the annual meeting. At December 31, 1997, 199,500 shares were available for grant under this plan.

         --1993 Directors Stock Option Plan, whereby 135,000 shares of the Company's common stock is reserved for issuance under plan provisions to outside Directors. The granted options vest over a two year period with 1/3 vesting immediately, with 1/3 vesting over the first and second anniversary. At December 31, 1997, 27,000 shares were available for grant under this plan.

In addition, the Company, from time to time, grants warrants to non-employees, at a price equal to or greater than the fair market value at the date of grant.

The Chairman of the Board and Chief Executive Officer of the Company has purchased 211,875 warrants from non-affiliate third parties.

A summary of changes in common stock options and warrants during the year ended December 31, 1997 and 1996 is:


                                                NUMBER OF SHARES           PRICE PER SHARE

Outstanding at December 31, 1995                  1,308,000                $1.50 - $8.375
Granted                                             128,500                $7.00 - $7.375
Exercised/Expired                                   (28,833)               $2.00
                                                   ---------

Outstanding at December 31, 1996                  1,407,667                $1.50 - $8.375

Granted                                             627,000                $5.50 - $10.00
Exercised/Expired                                  (283,000)               $2.00 - $6.00
                                                  ----------

Outstanding at December 31, 1997                  1,751,667                $1.50 - $10.00
                                                  =========

Options and warrants exercisable at:

   December 31, 1997                              1,648,134
                                                  =========
   December 31, 1996                              1,250,500
                                                  =========


The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation effective for the fiscal years beginning after December 15, 1995. The Company has adopted the disclosure provisions of the Statement.

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise prices equal to the fair value of the Company's Class A common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in 1996. During the phase-in period of SFAS No. 123, pro forma disclosures may not be indicative of future amounts until the new rules are applied to all awards. For SFAS No. 123 purposes, the fair value of each employee options grant has been estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rate of 6.25%, expected life of five (5) years, no dividends and expected volatility of 33.1%. Using these assumptions, the fair value of the employee stock options granted in 1997 and 1996 is $168,000 and $384,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and net income per share would have been reduced to the following pro forma amounts for the period ended December 31:


                                                    1997                   1996
                                                    ----                   ----

         Net income (loss):
            As reported                       $(1,891,754)                $636,050
            Pro forma                          (2,069,452)                 426,650

         Net income per share - basic:

            As reported                           $(0.40)                   $0.13
            Pro forma                             $(0.44)                   $0.08


8.   COMMITMENTS:

Certain office space and automobiles are rented under non-cancelable operating leases that expire at various dates through 2000. The following is a schedule of future minimum annual rentals on non-cancelable operating leases:

                   1998                             $123,724
                   1999                               21,209
                   2000                               13,056

Total rent expense for the year ended December 31, 1997 and 1996, was $159,566 and $148,102, respectively. As a partner in the partnerships disclosed in Note 3, the Company has guaranteed portions of mortgages payable relating to the partnerships. Amounts guaranteed by the Company related to the partnerships' mortgages payable were approximately $3.7 million and $3.9 million at December 31, 1997 and 1996, respectively.

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors, based on franchise agreements which extend from ten to seventeen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $739,482 and $146,000 for the years ended December 31, 1997and 1996, respectively.

In October 1996, the Company entered into an option agreement to purchase three
(3) hotels (Hampton Inn - Buffalo, New York; Comfort Inn Suites - Buffalo, New York; Holiday Inn - Cleveland, Ohio) for $25,500,000. The Company had a $480,000 deposit as of December 31, 1997, with $30,000 in monthly fees being paid from January 1997 to May 1998.

The total amount paid will be applied against the purchase price, if exercised. The option expires May 30, 1998.

9.   INCOME TAXES:

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

The components of the provision/(benefit) for income taxes are as follows:


                                                     1997                      1996
                                                     ----                      ----
CURRENT:
  Federal                                         $        --                   $195,539
  State                                                 9,629                     10,708
DEFERRED:

  Federal                                            (765,864)                   196,232
  State                                              (244,614)                    69,535
                                                  ------------                  --------

TOTAL                                             $(1,000,849)                  $472,014
                                                  ============                  ========


Deferred tax (liabilities) assets are comprised of the following at December 31:


                                                    1997                    1996
                                                    ----                    ----

Depreciation                                     $(1,079,515)                $(403,567)
Gross up of purchased Company                             --                   (39,278)
Minority interest                                     (7,288)                  (12,900)
                                                  -----------                 ---------

Gross deferred tax liability                      (1,086,803)                 (455,745)
                                                  -----------                 ---------

Loss carryforwards                                 1,799,384                   357,142
Accrued expenses                                     212,000                        --
Deferred revenue                                      74,112                    86,279
Deferred consulting                                   45,054                    45,558
Bad debt reserve                                     221,916                   151,456
Tax credit                                            79,884                   151,472
Miscellaneous                                         42,379                    41,286
                                                  ----------                  --------

  Gross deferred tax assets                        2,474,729                   833,193
                                                  ----------                  --------

Net deferred tax asset                            $1,387,926                  $377,448
                                                  ==========                  ========


Realization of the deferred tax asset is dependent on generating sufficient taxable income. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:


                                                                     1997               1996
                                                                     ----               ----
Statutory US tax rates                                           $(938,485)           $ 376,742
Increase (decrease) in rates resulting from:
State income taxes, net of federal income tax                     (155,090)              66,495
Permanent differences                                               72,080                   --
Other                                                               20,646               28,777
                                                               -----------            ---------

Provision/(Benefit) for income taxes                           $(1,000,849)           $ 472,014
                                                               ============           =========


At December 31, 1997, the Company has tax net operating loss carryforwards of approximately $4,400,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

10.  LITIGATION

On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and rescinded the warrant. The Company has answered the complaint, denying the relevant allegations and asserting several affirmative defenses. Cross-motions for summary judgment were argued in October, 1997; the judge has recently denied both motions, and Ladenburg has appealed. It is anticipated that the suit will now proceed to trial. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

In addition, the Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

11.  LEASEHOLD INTEREST

The Company provided a $450,000 cash deposit to secure a ten year operating lease through 2006 and management contract of a full-service hotel located in Canandaigua, New York from L, R, R & M L.L.C. The deposit shall be returned to the Company on expiration or in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Also, during 1996, the Company earned a $250,000 fee for managing the reconstruction project. One of the minority owners of L, R, R, & M, L.L.C., is a greater than 5% shareholder who is not involved in the management or operation of the Company. Base rent is equal to one-twelfth of 2% of the outstanding principal balance under the credit facilities per month, plus amounts payable by the Landlord under the credit facilities monthly. The Company is also obligated to pay/or have due additional monthly rent/or abatement on positive/negative earnings based on 15% of the leased operation's adjusted net revenues as defined in the lease agreement. At December 31, 1997, $94,416 was due from the Landlord. At December 31, 1996, $77,450 was due from the Landlord. Future minimum lease payments under this operating lease are approximately: 1998 - $914,000; 1999 - $914,000; 2000 - $914,000; 2001 - $914,000; thereafter $2,589,667.

The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, North Carolina. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten-year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 less one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $59,167 for the year ended December 31, 1997, and $1,833 from November 27, 1996, the date of acquisition, to December 31, 1996. The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                    1998                      $22,000
                    1999                       22,000
                    2000                       22,000
                    2001                       22,000
                    2002                       22,000
                    Thereafter                726,000
                                             --------
                                             $836,000
                                             --------
                                             --------

12.      ACQUISITIONS

    On October 31, 1997, the Company acquired nine (9) hotel properties operating as Hampton Inns from Equity Inns Partnership, L.P. for $46,250,000, determined by arms length negotiations with Equity Inns Partnership, L.P., after analysis and valuation by the Company based upon historical and projected operating results of the properties. The purchase price was paid by issuing a subordinated promissory note in the amount of approximately $3.9 million (maturing October 31, 1999) secured by 2,000,000 shares of the Company's common stock in the name of Hudson Hotels Properties Corp. (a wholly owned subsidiary of the Company). The cash portion of the purchase price was obtained (a) by placing a $30 million mortgage issued by Nomura Asset Capital Corporation and
(b) by the Company securing $18,000,000 of mezzanine financing from Nomura Asset Capital Corporation.

On August 28, 1996, the Company completed the acquisition of the remaining partnership interests in five hotel partnerships in which the Company was the owner of varying minority general and limited partnership equity interests for 1,170,103 shares of the Company's common stock. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of the five hotel partnerships acquired have been included in the consolidated operating results since the effective date of the acquisition, July 31, 1996. One of the partnerships acquired, Delray Beach Hotel Properties Limited, was included in the consolidated operating results of the Company, net of minority interests, prior to the acquisition, as the Company, in its capacity as sole general partner and by the terms of the partnership agreements, controlled the partnership of Delray Beach Hotel Properties Limited.

The Company shares to be exchanged therefore were valued at the average closing price for the five trading days prior to the effective date of the exchange, i.e. July 31, 1996. The share value was determined by that method to be $6.325. The Company utilized 657,292 treasury shares and 512,811 newly issued shares to satisfy its obligations. The Company has agreed to register the shares so exchanged for sale pursuant to the Securities Act of 1933. In addition to the shares thus exchanged, the Company has agreed to indemnify each exchanging partner for his or her continuing liability upon guarantees of the outstanding mortgages on each property.

On November 27, 1996, the Company acquired 12 hotel properties, consisting of eight (8) Fairfield Inns by Marriott(R) and four (4) Cricket Inns. The purchase price for the properties was $60,400,000, determined by arms-length negotiation with the Sellers. The purchase price was paid by issuing 370,657 shares of Company common stock, valued at $2,400,000, by issuing the Company's subordinated promissory note in the amount of $2,900,000 (maturing November 27, 1997) to the Seller, and by paying the balance of $55,100,000 in cash. The cash portion of the purchase price was obtained a) by placing a $37,470,000 mortgage issued by Nomura Asset Capital Corporation, b) by securing $17,000,0000 of mezzanine financing from Nomura Asset Capital Corporation, and c) by the Company utilizing $530,000 of its available capital.

Proforma unaudited results of operations assuming the acquisition of the nine
(9) Hampton Inns in 1997 had occurred on January 1, 1996 are as follows: (in thousands, except earnings per share data)


                                                            1997           1996
                                                            ----           ----
             Total operating revenues                     $53,814        $30,829
             Net income                                    (1,467)           693
             Net income per common share - basic          $(0.36)          $0.14
             Net income per common share - diluted          N/A            $0.13

13.      INDIRECT OPERATING COSTS

During the fourth quarter of 1997, the Company had charges of $1,225,788 as a result of indirect costs. This amount is comprised of $835,118 of non-cash consulting expense relating to investor relations services which were written off as its expected value in the future appears minimal. In addition, this amount is comprised of indirect costs relating to the acquisition of nine (9) Hampton Inns and the write off of several deposits which the Company will no longer pursue.

During the fourth quarter of 1996, the Company had charges of $551,149 primarily a result of the acquisition of the SB Motel Corp. portfolio.

EXHIBIT 22

HUDSON HOTELS CORPORATION

LIST OF SUBSIDIARIES


                                   STATE OF INCORPORATION OR
NAME                                      ORGANIZATION                           DOING BUSINESS AS

Watertown Hotel Corp.                        New York                  Watertown Hotel Corp.
Delray Beach Hotel Corp.                     New York                  Delray Beach Hotel Corp.
Brookwood Funding Corp.                      New York                  Brookwood Funding Corp.
Muar Lakes Hotel Corp.                       New York                  Muar Lakes Hotel Corp.
Ridge Road Hotel Corp.                       New York                  Ridge Road Hotel Corp.
Airport Hotel Corp.                          New York                  Airport Hotel Corp.
950 Jefferson Hotel Corp.                    New York                  950 Jefferson Hotel Corp.
Jamestown Hotel Corp.                        New York                  Jamestown Hotel Corp.
Victor Hotel Corp.                           New York                  Victor Hotel Corp.
Canandaigua Hotel Corp.                      New York                  Inn on the Lake
Microtel Partners Corp.                      New York                  Microtel Partners Corp.
Hudson Hotels Properties Corp.               New York                  Hudson Hotels Properties Corp.
HH Properties-Southwest, Inc.                New York                  HH Properties-Southwest, Inc.
HH Properties-Tonawanda, Inc.                New York                  HH Properties-Tonawanda, Inc.
HH Properties-VB, Inc.                       New York                  HH Properties-VB, Inc.
HH Properties-I, Inc.                        New York                  HH Properties-I, Inc.
HH Properties-II, Inc.                       New York                  HH Properties-II, Inc.

SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HOTELS CORPORATION

Dated:   March 16, 1998              By:   /s/ E. Anthony Wilson
                                           ----------------------------------
                                           E. Anthony Wilson
                                           Chief Executive Officer, President
                                              and Director

Dated:   March 16, 1998              By:   /s/ Bruce A. Sahs
                                           ----------------------------------
                                            Bruce A. Sahs
                                            Chief Operating Officer, Executive
                                              Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                              TITLE                          DATE

/s/ E. Anthony Wilson       Chairman of the Board,               March 16, 1998
--------------------------    Chief Executive Officer President
E. Anthony Wilson             and Director

/s/ Bruce A. Sahs           Chief Operating Officer, Executive   March 16, 1998
--------------------------    Vice President and Director
Bruce A. Sahs

/s/ Taras M. Kolcio         Chief Financial Officer and          March 16, 1998
--------------------------    Chief Accounting Officer
Taras M. Kolcio

/s/ Ralph L. Peek           Vice President, Treasurer            March 16, 1998
--------------------------    and Director
Ralph L. Peek

/s/ John P. Buza            Director                             March 16, 1998
--------------------------
John P. Buza

                                       EXHIBIT INDEX

3.1      Restated Certificate of Incorporation of Registrant (a)

3.2      By-Laws of Registrant (a)

3.3 Amendment to Certificate of Incorporation to authorize the issuance of 10,000,000 shares of Preferred Stock, with a par value of $.001 (f)

3.4 Amendment to Certificate of Incorporation stating the number, designation, relative rights, preferences and limitations of Series A Preferred Shares, with a par value of $.001, to be issued (f)

3.5 Amendment to Certificate of Incorporation changing the Company's name to Hudson Hotels Corporation (i)

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

4.9 Convertible Subordinated Debenture due July 1, 2001 with Oppenheimer Bond Fund for Growth (k)

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

10.13    Partnership Agreement of Delray Beach Hotel Properties Ltd. (d)

10.14 Warrant for the Purchase of 125,000 Shares of Common Stock issued to Ladenburg, Thalmann & Co. Inc. (e)

10.15 Warrant for the Purchase of 25,000 Shares of Common Stock issued to William R. Lerner (e)

10.16 First Amendment to Master Franchise Agreement between the Company and Essex Microtel International Lodging, Inc. dated March 29, 1993 (e)

10.17 Agreement between Microtel and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley (f)

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

10.23    Sale of land to Microtel Partners 1995-I, L.P. (g)

10.24 Joint Venture Agreement Between Microtel Franchise and Development Corporation and US Franchise Systems, Inc. (h)

10.25    Termination of Master Franchise Agreement

10.26 Three Party Agreement Between Microtel Franchise and Development Corporation, Stonehurst Capital, Inc. and Essex Investment Group, Inc.

10.27    Form of Offer Letter, Transfer Agreement and List of Investors (j)

10.28 Agreement of Purchase and Sale, as amended for the acquisition of the SB Motel Corp. portfolio (l)

10.29 Hotel Asset Purchase Agreement between the Company and Equity Inns Partnership, L.P. (m)

10.30    Promissory Note between the Company and Equity Inns Partnership, L.P.
         (m)

10.31    Guaranty between the Company and Equity Inns Partnership, L.P. (m)

10.32    Pledge Agreement between the Company and Equity Inns Partnership, L.P.
         (m)

10.33    Amended and Restated Mezzanine Loan Agreement (m)

11       Statement re: Computation of Per Share Earnings

18       Letter on Accounting Change for Revenue Recognition of Franchise Fees
         (e)

21       Subsidiaries of the Registrant

24       Power of Attorney (a)

27       Financial Data Schedule

28.1 Form of Consulting Agreement entered into between the Registrant and the Underwriter (a)

28.2     Form of Employee Stock Plan adopted by the Registrant (a)

--------------------
(a) Previously filed as part of, and hereby incorporated by reference to, the Exhibits in the Company's Registration Statement on Form S-18 (File Number 33-26780-NY), as amended by Amendment No. 1 (The "Registration Statement")

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

(e) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1993

(f) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1994

(g) Filed as an Exhibit to the Company's Form 10-KSB Annual Report for the year ended March 31, 1995

(h) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the Quarter Ended September 30, 1995

(i) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the quarter ended June 30, 1996

(j) Filed as an Exhibit to the Company's Form 8-K Current Report dated August 28, 1996

(k) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1996

(l) Filed as an Exhibit to the Company's Form 8-K Current Report dated November 27, 1996

(m)      Filed as an Exhibit to the Company's 8-K Current Report dated October
         31, 1997

(B)      Form 8-K - The following report was filed on Form 8-K:


DATE OF REPORT                                                ITEM

April 22, 1997                                       Change in Accountants

October 31, 1997                                     Acquisition of Assets