Form 10QSB
period 1998-03-31
HUDSON HOTELS CORP
filed 1998-05-14
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended.................................................March 31, 1998
Commission File Number...................................................0-17838

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

         Yes     X                                 No
         ----------                                ---------
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of April 15, 1998 the Registrant had issued and outstanding 5,157,162 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATION
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
(unaudited)

--------------------------------------------------------------------------------

                                                                           1998             1997
                                                                           ----             ----
OPERATING REVENUES:
      Hotel operations .............................................   $ 11,596,718    $  7,961,357
      Management fees ..............................................        176,700         157,951
      Royalties ....................................................        196,365         133,825
      Other ........................................................         37,500          68,593
                                                                       ------------    ------------
             Total operating revenues ..............................     12,007,283       8,321,726

OPERATING COSTS AND EXPENSES
      Direct .......................................................      7,608,142       5,396,050
      Corporate ....................................................        696,802         578,460
                                                                       ------------    ------------
             Total operating costs and expenses
                before depreciation and amortization ...............      8,304,944       5,974,510
                                                                       ------------    ------------
             Income from operations before
                depreciation and amortization ......................      3,702,339       2,347,216

DEPRECIATION AND AMORTIZATION ......................................      1,399,258         927,454
                                                                       ------------    ------------
         Income from operations ....................................      2,303,081       1,419,762
                                                                       ------------    ------------

OTHER INCOME (EXPENSE):
      Interest income ..............................................         53,745          44,382
      Interest expense .............................................     (3,218,429)     (1,993,837)
                                                                       ------------    ------------
         Total other expense .......................................     (3,164,684)     (1,949,455)

         Loss from continuing operations, before income taxes,
            minority interest and equity on net losses of affiliates       (861,603)       (529,693)


BENEFIT FROM INCOME TAXES ..........................................       (348,512)       (220,964)
                                                                       ------------    ------------

         Loss from continuing operations, before minority interest
            and equity on net losses of affiliates .................       (513,091)       (308,729)

MINORITY INTEREST ..................................................        (26,751)        (25,740)
EQUITY IN OPERATIONS OF AFFILIATES .................................         (5,361)         (7,194)
                                                                       ------------    ------------
NET LOSS ...........................................................   $   (545,203)   $   (341,663)
                                                                       ------------    ------------
                                                                       ------------    ------------
NET LOSS PER COMMON SHARE - BASIC ..................................   $       (.11)   $       (.08)
                                                                       ------------    ------------
                                                                       ------------    ------------



 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998
(unaudited)

--------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ......................   $     343,681
     Cash - restricted ..............................       3,845,409
     Accounts receivable  - trade ...................         926,837
     Prepaid expenses and other .....................       1,702,116
                                                        -------------
TOTAL CURRENT ASSETS ................................       6,818,043

INVESTMENTS IN PARTNERSHIP INTERESTS ................       1,725,767

LAND AND REAL ESTATE DEVELOPMENT ....................       4,162,931

PROPERTY AND EQUIPMENT, NET .........................     128,725,883

DEFERRED TAX ASSET ..................................       1,736,475

OTHER ASSETS ........................................       8,634,463
                                                        -------------
     TOTAL ASSETS ...................................   $ 151,803,562
                                                        -------------
                                                        -------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:

     Lines of credit ................................   $   1,300,000
     Current portion of long-term debt ..............       3,162,778
     Accounts payable - trade .......................       1,014,728
     Other accrued expenses .........................       3,911,543
                                                        -------------
TOTAL CURRENT LIABILITIES ...........................       9,389,049

LONG-TERM DEBT ......................................     128,559,291

DEFERRED REVENUE - LAND SALE ........................         185,055

LIMITED PARTNERS' INTEREST IN

CONSOLIDATED PARTNERSHIP ............................       1,099,017

SHAREHOLDERS' INVESTMENT:

     Preferred stock ................................             295
     Common stock ...................................           5,168
     Additional paid-in capital .....................      17,845,758
     Warrants outstanding ...........................          50,000
     Accumulated deficit ............................      (5,288,820)
                                                        -------------
                                                           12,612,401

     Less: 10,000 shares of common stock in treasury,
        at cost at March  31, 1998 ..................         (41,251)
                                                        -------------


TOTAL SHAREHOLDERS' INVESTMENT ......................      12,571,150
                                                        -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT .   $ 151,803,562
                                                        -------------
                                                        -------------

The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE PERIOD ENDED MARCH 31, 1998
(unaudited)

--------------------------------------------------------------------------------

                               SERIES A     ADDITIONAL                ADDITIONAL
                               PREFERRED PAID-IN CAPITAL   COMMON  PAID-IN CAPITAL   WARRANTS   ACCUMULATED  TREASURY
                                 STOCK      PREFERRED      STOCK        COMMON     OUTSTANDING    DEFICIT     STOCK       TOTAL
                                 -----      ---------      -----        ------     -----------    -------     -----       -----

BALANCE, DECEMBER 31, 1997 ...  $  295   $  1,560,705   $  5,166  $ 16,275,868   $  50,000  $ (4,711,787)  $ (41,251)  $ 13,138,996

     Net Loss ................    --             --         --            --          --        (545,203)       --         (545,203)

     Other ...................    --             --         --           1,687        --            --          --            1,687

     Exercise of stock options    --             --            2         7,498        --            --          --            7,500

     Cash dividends paid on
        preferred stock ......    --             --         --            --          --         (31,830)       --          (31,830)
                                ------   ------------   --------  ------------   ---------  ------------   ---------   ------------
BALANCE, MARCH 31, 1998 ......  $  295   $  1,560,705   $  5,168  $ 16,285,053   $  50,000  $ (5,288,820)  $ (41,251)  $ 12,571,150
                                ------   ------------   --------  ------------   ---------  ------------   ---------   ------------
                                ------   ------------   --------  ------------   ---------  ------------   ---------   ------------



Stock balances at December 31, 1997:

    Common stock: 5,155,162 shares; Preferred stock: 294,723 shares

Stock balances at March 31, 1998:

    Common stock: 5,157,162 shares; Preferred stock: 294,723 shares


The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1998 and 1997
(unaudited)

--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:                                        1998          1997
                                                                             ----          ----
Net Loss .............................................................  $  (545,203)  $  (341,663)
   Adjustments to reconcile net income to net
      cash from operating activities:
    Deferred tax provision ...........................................     (348,549)     (220,965)
    Depreciation and amortization ....................................    1,399,258       927,454
    Gain on sale of land .............................................         --         (28,812)
    Minority interest in operations ..................................       26,751        25,740
    Non-cash consulting ..............................................        1,687         1,688
    Equity in operations .............................................        5,361         7,194
    Capital distributions from unconsolidated
       partnership interests .........................................       50,220         3,094
    (Increase) decrease in assets -
       Accounts receivable - trade ...................................      (28,959)     (238,712)
    Prepaid expenses and other .......................................     (470,521)      243,196
    Increase (decrease) in liabilities -
       Accounts payable ..............................................     (379,732)      521,795
    Other accrued expenses ...........................................     (316,255)      (16,462)
                                                                        -----------   -----------
       Net cash provided by operating activities .....................  $    26,568   $   883,547
                                                                        -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Acquisition of land/real estate development ......................  $   (15,780)  $   (58,049)
    Increase in restricted cash ......................................     (381,481)     (174,220)
    Cash collected on sale of land ...................................         --         399,659
    Change in affiliates accounts and notes receivable ...............     (110,007)      136,464
    Purchase of equipment ............................................     (276,228)     (292,256)
    Change in other assets ...........................................        4,600        46,361
    Deposits .........................................................      (96,900)      (97,832)
    Change in non-affiliate accounts receivable ......................      256,479      (317,434)
                                                                        -----------   -----------
       Net cash used in investing activities .........................  $  (619,317)  $  (357,307)
                                                                        -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of mortgages ...........................................     (270,439)     (168,454)
    Distributions to limited partners ................................      (27,000)      (26,000)
    Proceeds from stock options exercised ............................        7,500          --
    Dividends paid ...................................................      (31,830)      (31,830)
    Borrowings on line of credit, net ................................      587,463          --
                                                                        -----------   -----------
       Net cash provided by/(used in)financing activities.............      265,694      (226,284)
                                                                        -----------   -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ...............................................     (327,055)      299,956

CASH AND CASH EQUIVALENTS - beginning of period ......................      670,736     1,057,368
                                                                        -----------   -----------

CASH AND CASH EQUIVALENTS - end of period ............................  $   343,681   $ 1,357,324
                                                                        -----------   -----------
                                                                        -----------   -----------
OTHER INFORMATION:
    Cash paid during the period for:
       Interest ......................................................  $ 3,158,634   $ 1,996,078
       Income taxes ..................................................  $    14,372   $     7,390


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 March 31, 1998
                                   (unaudited)

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

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 1997 10-KSB.

Other footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1997 10-KSB.

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

On October 5, 1995, the Company completed an exclusive Joint Venture Agreement with US Franchise Systems, Inc. ("USFS") in which USFS purchased worldwide franchising and administration for the Microtel hotel chain.

As part of the Joint Venture Agreement, the Company, in return, will receive $4 million over a three year period in exchange for the exclusive franchise rights of the Microtel name and various consulting services; $2 million was paid at closing, another $1 million was paid at the first anniversary and $500,000 was paid at the second anniversary and $500,000 is due on the third anniversary. In addition to the lump sum payments, the Company will receive royalty payments from properties franchised by USFS. Royalty payments will consist of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% above 250 units. Under this Agreement, the Company has the right to franchise and construct an additional twenty-two (22) Microtel Inn properties and ten (10) "suites" properties and to receive all royalties on the fifty (50) Microtels (28 existing and 22 new ones to be undertaken by the Company) and ten (10) suites.

As a result of the Joint Venture Agreement, the Company has focused its efforts on developing, building and managing various hotel products, including Microtel Inns, which has been the Company's strength since it acquired Hudson Hotels Corporation in 1992. During 1996 and 1997, the Company embarked upon a significant expansion and development program, which includes several acquisitions and development of five (5) Microtel Inns through a joint venture partnership.

The Company operates in the industry segment of hotel development and management.

3.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

The following is a summary of condensed financial information for the unconsolidated partnerships which the Company does not control for the three month period ended March 31, 1998 and 1997.

                                                              1998           1997
                                                              ----           ----
Property and equipment, net of accumulated depreciation  $ 31,475,400   $ 28,102,555

Current assets ........................................     2,690,808      2,630,772

Other assets ..........................................     1,031,096      1,052,245
                                                         ------------   ------------

   TOTAL ASSETS .......................................    35,197,304     31,785,572
                                                         ------------   ------------

Mortgage and notes payable - current ..................     1,945,948      1,990,073

Other current liabilities .............................       851,092        785,833

Mortgage/Notes payable - noncurrent ...................    25,218,161     22,509,663
                                                         ------------   ------------

   TOTAL LIABILITIES ..................................    28,015,201     25,285,569
                                                         ------------   ------------

NET ASSETS ............................................  $  7,182,103   $  6,500,003
                                                         ------------   ------------
                                                         ------------   ------------

   COMPANY'S SHARE ....................................  $  1,790,959   $  1,879,786
                                                         ------------   ------------
                                                         ------------   ------------

Net revenues ..........................................  $  3,002,060   $  2,674,087

Operating expenses ....................................     1,895,735      1,624,363
                                                         ------------   ------------

Income (Loss) from operations .........................     1,106,325      1,049,724

Other income (expense), net ...........................    (1,149,689)    (1,129,244)
                                                         ------------   ------------

NET (LOSS) ............................................  $     43,364)  $    (79,520)
                                                         ------------   ------------
                                                         ------------   ------------

   COMPANY'S SHARE ....................................  $     (5,361)  $     (7,194)
                                                         ------------   ------------
                                                         ------------   ------------

4.       Long Term Debt

         Future minimum repayments under long-term debt are as follows:

                         Remainder 1998 ......      $ 3,162,778
                         1999 ................        2,985,083
                         2000 ................        6,096,952
                         2001 ................        6,213,286
                         2002 ................       13,825,812
                         2003 and thereafter..       99,438,158

5.       Commitments and Contingencies

         The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $44,753 and $42,881 for the periods ending March 31, 1998 and 1997, respectively. Future minimum lease payments under operating leases are approximately: 1998 remainder - $108,364; 1999 - $21,209; and 2000 -
         $13,056.

         The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors based on franchise agreements which extend from ten to sixteen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $282,000 and $156,000 for the three months ended March 31, 1998 and 1997, respectively.

         The Company provided a $450,000 cash deposit to secure a ten year operating lease and management contract of a full-service hotel located in Canandaigua, New York. Also, during 1996, the Company earned a $250,000 fee for managing the reconstruction project. Base rent is equal to one-twelfth of 2% of the outstanding principal balance under the credit facilities per month, plus amounts payable by the Landlord under the credit facilities monthly. The Company is also obligated to pay/or have due additional monthly rent/or abatement on positive/negative earnings based on 15% of the leased operation's adjusted net revenues, as defined in the lease agreement.

         The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately: remainder of 1998 - $514,125; 1999 - $914,000; 2000 - $914,000; 2001 - $914,000; thereafter
         $2,589,667.

         The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, North Carolina. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten-year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 plus one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $5,500 for the three month period ended March 31, 1997 and 1996.

         The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                         Remainder of 1998 ...          $16,500
                         1999 ................           22,000
                         2000 ................           22,000
                         2001 ................           22,000
                         2002 ................           22,000
                         Thereafter ..........          726,000
                                                       --------
                                                       $830,500
                                                       --------
                                                       --------

6.       Income Taxes

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

         At March 31, 1998, Company has net operating loss carryforwards for income tax purposes of approximately $4,745,000 may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with this entire Form 10-KSB 1997 Annual Report. Particular attention should be directed to the Consolidated Financial Statements found at Item 7 and Management's Discussion and Analysis of Financial Condition and Results of Operations found at Item 6.

As a result of the acquisitions of (i) five (5) partnerships in which the Company had a minority interest, (ii) twelve (12) hotels from SB Motel Corp. and
(iii) nine (9) Hampton Inns during the past two years, a significant portion of the current results are not directly comparable to prior year results, specifically hotel operations and direct costs, expenses and interest expense.

RESULTS OF OPERATIONS

Three months ended March 31, 1998, compared to the three months ended March 31, 1997:

Total operating revenues increased $3,685,557, or 44% to $12,007,283 for 1998, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $11,596,718 for the three months ended March 31, 1998, an increase of $3,635,361, or 46%, from the three months ended March 31, 1997. Hotel operations consisted of the following:

                                                  Three Months Ended
                                          March 31, 1998       March 31, 1997
                                          --------------       --------------
            Hotel room revenue ......       $10,005,204          $6,550,856
            Beach club revenue ......           377,409             350,513
            Food and beverage revenue           749,728             745,155
            Other ...................           464,377             314,833
                                           ------------        ------------
                 Total ..............       $11,596,718          $7,961,357
                                           ------------        ------------
                                           ------------        ------------

Hotel room revenues for the three month period ended March 31, 1998 increased $3,454,348 from the three month period ended March 31, 1997. The increase is primarily the result of acquiring nine (9) hotels on October 31, 1997, thus the revenue for the acquisition was not included for the full three months ended March 31, 1997. Occupancy and average daily room rates for the Company owned hotels were 60.2% and $58.14, respectively, for the three months ended March 31, 1998, and 57.6% and $55.69, respectively, for the three months ended March 31, 1997.

The Beach Club revenue, which totaled $377,409 for the three month period ended March 31, 1998 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $26,896, or 8%, from the comparable period in 1997. The increase is specifically attributable to increase in initiation fees being charged to new members.

Food and beverage revenue was $749,728 for the three month period ended March 31, 1998, and remained consistent, compared to $745,155 for the three month period ended March 31, 1997.

ROYALTIES for the three month period ended March 31, 1998 have increased $62,540 over the three month period ended March 31, 1997, an increase of 47%. The increase is attributable to sixty-two (62) franchised Microtel Inns in operation, as opposed to twenty-six (26) during the same three month period in 1997. The Company receives all royalties on twenty-eight (28) of the sixty-two
(62) franchised Microtel Inns and on the remaining thirty-four (34) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS of 1% of gross room revenues. After USFS has separately franchised 100 hotels, the royalty rate drops to .75% from hotels 101-250; and .5% for htoels 251 and beyond.

As a result of the Company's joint venture with US Franchise Systems, Inc., the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel Inn properties (for a total of 50 properties) and ten (10) "suite" properties and retain all royalties on these fifty (50) Microtel Inns (twenty-eight (28) existing and twenty (20) new properties to be undertaken by the

Company) and ten (10) new suites properties. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open based on the schedule discussed in the preceding paragraph, along with consulting payments over the next year.

MANAGEMENT FEES for the three month period ended March 31, 1998, remained consistent compared to the same three-month period ended December 31, 1996. The schedule of owned and managed hotels is summarized below:

                                             March 31, 1998       March 31, 1997
                                             --------------       --------------
       Owned .........................             26                     17
       Managed with financial interest             10                     10
       Other managed .................              5                      5
                                                 ----                    ---
                                                   41                     32
                                                 ----                    ---
                                                 ----                    ---

Management fees of approximately $577,000 were generated by the twenty-six (26) owned hotels for the three month period ended March 31, 1998, which were eliminated for consolidation purposes.

OTHER revenue for the three month period ended March 31, 1998 decreased $31,093, or 45%, compared to the same three month period ended March 31, 1997. This is primarily a result of the gain on the sale of real estate totaling $28,812, which occurred in February 1997.

The Company plans to continue its rapid revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and build Microtel Inns on sites acquired and (iii) opportunistic acquisition of existing hotels.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended March 31, 1998 was 34%, compared to 32% for the three months ended March 31, 1997. The increase in gross operating margin is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1997 and 1996.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $118,342, or 20%, to $696,802 for the three month period ended March 31, 1998. The increase is primarily a result of the following: (1) increases in professional fees incurred for the three month period ended March 31, 1998, compared to the three month period ended March 31, 1997 and (2) payroll expense increased as a result of the addition of employees.

DEPRECIATION AND AMORTIZATION for the three month period ended March 31, 1998 increased $471,804, or 51%, over the three month period ended March 31, 1997. The increase is a result of the acquisition of nine (9) hotels on October 31, 1997, thus recording additional depreciation and amortization during the three months ended March 31, 1998.

OTHER EXPENSE for the three month period ended March 31, 1998 increased $1,215,229 from the three month period ended March 31, 1997. The increase is primarily the result of incurring additional debt for the acquisition of nine
(9) hotels on October 31, 1997. Of the $3,218,429 in total interest expense, for the three months ended March 31, 1998, 59% relates to the mortgage held on the hotels acquired in 1996 and 1997. The remaining represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, Tonawanda bond issue and line of credit.

EQUITY IN OPERATIONS OF AFFILIATES represents the net loss incurred from the Company's equity investment in various hotels. The loss for the three month period ended March 31, 1998 decreased $1,833, or 25%, from the comparable three month period March 31, 1997, as a result of various hotel properties in a partnership still undergoing a start-up period of lower revenues for the three months ended March 31, 1997.

INCOME TAXES - The income tax benefit for the three months ended March 31, 1998 and 1997 represents federal and state income tax benefit generated by a loss before tax of $893,715 and $562,627, respectively. The provision includes tax expense/benefit from the valuation of deferred tax assets and liabilities.

NET LOSS - As a result of the above factors, net loss increased $203,540 from the three month period ended March 31, 1997 to a net loss of $545,203 for the three month period ended March 31, 1998. The net loss per common share - basic of $0.11, compared with a net loss per common share - basic of $0.08 for the three month period ended March 31, 1997.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1998, the Company had a $1,400,000 working capital demand line note with two commercial banks which bears interest at rates between prime plus 1/2% and 1 1/2%. Amounts borrowed are collateralized by a hotel property and unencumbered land. At March 31, 1998, $1,300,000 was borrowed under the terms of these lines.

At March 31, 1998, the Company had $343,681 of cash and cash equivalents compared with $670,736 at December 31, 1996. The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds are released several times monthly for application against current liabilities. The balances held in escrow on March 31, 1998 and December 31, 1997 were $3,845,409 and $3,463,928, respectively.

Net cash flows provided by operating activities were $26,568 for the three month period ended March 31, 1998, a decrese of $857,089 from $883,547, the comparable period in 1997. The net decrease is primarily the result of the acquisition of nine (9) Hampton Inns on October 31, 1997, which reduced earnings as the hotels were purchased during their seasonal slow months. In addition, the Company reduced its accounts payable from December 31, 1997, by approximately $380,000.

Net cash flows used in investing activities was $619,317 for the three month period ended March 31, 1998, an increase of $262,010 from $357,307, the comparable period for 1997. Net cash used by investing activities for the three months ended March 31, 1998, reflects primarily amounts placed into escrow as required by the loan agreements ($381,481), capital improvements to twenty-six
(26) hotels ($276,220) and deposits submitted for the acquisition of three (3) hotels ($96,900).

Net cash flows provided by financing activities was $265,694 for the three month period ended March 31, 1998. Net cash provided by financing activities consists of net borrowing on the line of credit totaling $587,463 and proceeds from the exercise of options totaling $7,500 for the three month period ended March 31, 1998. This was offset by repayment of mortgages ($270,439) and preferred dividends ($31,830).

EBITDA increased by $1,355,123, or 58%, to $3,702,339 for the three month period ended March 31, 1998, compared to $2,347,216 for the comparable period in 1997. EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, minority interest and equity of affiliates. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The increase is a result of the acquisition of nine (9) hotel properties acquired on October 31, 1997 and improved operating performance of the existing hotel properties held by the Company prior to the October 31, 1997 acquisition.

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

On February 11, 1993, a complaint was filed in the Western District of New York, United States District Court, by John Miranda, Susan Miranda and Christopher Miranda, seeking damages and costs against Quality Inn International, Choice Hotels International, and naming Hudson as a co-defendant. The requested relief in this case, John Miranda and Susan Miranda and Christopher Miranda vs. Quality Inns International Inc., Choice Hotels International Inc., Ridge Road Hotel Properties, Ridge Road Hotel Properties d/b/a Comfort Inn, a/k/a Comfort Inn West, Hudson Hotels Corp., and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley, was based on allegations that John Miranda, while staying at the Comfort Inn, stepped on a needle, and claims negligence and lack of due care on the part of the defendants. This case is being defended by the insurance carrier of Ridge Road Hotel Properties and Hudson. The Company believes that it has adequate insurance for any potential loss.

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

On January 16, 1998, the Company was served with a complaint alleging discrimination based upon the gender of the plaintiff and sexual harassment. The plaintiff is a former employee of S&W Restaurant, Inc., the company which operates the restaurant in the Brookwood Inn in Pittsford, New York. In April 1998, the Company settled with the plaintiff and the outcome did not have a material adverse effect on the Company's financial statements.

After taking into consideration legal Counsel's evaluation of all such actions, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a material adverse effect on the Company's financial statements.

Item 1.  Legal Proceedings

Item 2.  Change in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.                     Description
-----------                     -----------
     11          Statement re: computation of per share earnings

     27          Financial Data Schedule

B. Form 8-K:     The following report was filed on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HUDSON HOTELS CORPORATION
                                            --------------------------
                                                   (Registrant)

Date:    4/15/98                     /s/ Bruce A. Sahs
                                     ----------------------------------------
                                     Bruce A. Sahs, Executive Vice President
                                     and Chief Operating Officer

Date:    4/15/98                     /s/ Taras M. Kolcio
                                     ----------------------------------------
                                     Taras M. Kolcio, Chief Financial Officer