Form 10KSB/A
period 1997-12-31
HUDSON HOTELS CORP
filed 1998-07-10
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                 AMENDMENT NO. 1
                                       TO
                                  FORM 10-KSB/A

                       AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                            HUDSON HOTELS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 1

            The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1997 on Form 10-KSB as set forth in the pages attached hereto:

            Item 1.  Description of Business.

            Item 3.  Legal Proceedings

            Item 7.  Financial Statements

            Item 10. Executive Compensation

            Item 12. Certain Relationships and Related Transactions

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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
                                                     ===                    =====                     ====



Certain operating information, by geographic region and market segment, is set forth below:




                                                            Planned &                                                 Revenue
                                   Average                  Completed           Average             Average           Divided by
                                   Number of                Renovation          Occupancy           Room              Available
                                   Guest Rooms              Expenditures        Rate                Rate              Rooms
                                  -------------             ------------        ----------         ---------         ------------

Northeastern Region
  Luxury .....................             --                   --                    --                --                   --
  Midrange ...................             121                235,799                67.1%             79.59                53.39
  Budget .....................              67                105,785                71.3%             53.13                37.89

Southeastern Region
  Luxury......................              70                113,934                80.4%            110.88                89.19
  Midrange ...................             150                120,010                75.1%             58.40                43.84
  Budget .....................              98                836,888                63.0%             49.68                31.32

Midwest
  Luxury......................             --                   --                    --                --                   --
  Midrange ...................             --                   --                    --                --                   --
  Budget .....................             122                 38,464                46.9%             54.44                25.53

West
  Luxury......................             --                   --                    --                --                   --
  Midrange ...................             --                   --                    --                --                   --
  Budget .....................             --                   --                    --                --                   --


---------------------
*5% of revenue is projected to be used for renovations of the hotels annually.





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

    DEVELOP AND BUILD MICROTEL INNS ON SITES ACQUIRED. Currently, the Company owns five (5) parcels on which it plans to develop and build Microtel Inns (see Item 2, "Description of Property", for a detailed description of sites.) The Company believes that by developing and building Microtel Inns, it will increase revenues through hotel operating revenues, franchise royalties and management fees. The Company has secured a proposal for financing from Nomura Asset Capital Corp. and it is anticipated that construction will begin during 1998.



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


    Under the Americans with Disabilities Act (ADA), all public accommodations are required to meet certain requirements related to access and use by disabled persons. These requirements became effective in 1992. The Company believes that it is in substantial compliance with ADA. Although significant dollars have been and continue to be invested in ADA required upgrades to the Company owned hotels, a determination that the Company is not in compliance with the ADA could result in a judicial order requiring compliance, imposition of fines or an award of damages to private litigants. The Company is likely to incur additional costs of complying with the ADA; however, such costs are not expected to have a material adverse effect on the Company's results of operations or financial condition.

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


On February 11, 1993, a complaint was filed in the Western District of New York, United States District Court, by John Miranda, Susan Miranda and Christopher Miranda, seeking monetary damages and costs against Quality Inn International, Choice Hotels International, and naming Hudson as a co-defendant. The requested relief in this case, John Miranda and Susan Miranda and Christopher Miranda vs. Quality Inns International Inc., Choice Hotels International Inc., Ridge Road Hotel Properties, Ridge Road Hotel Properties d/b/a Comfort Inn, a/k/a Comfort Inn West, Hudson Hotels Corp., and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley, was based on allegations that John Miranda, while staying at the Comfort Inn, stepped on a needle, and claims negligence and lack of due care on the part of the defendants. This case is being diligently defended by the insurance carrier of Ridge Road Hotel Properties and Hudson. The Company believes that it has adequate insurance for any potential loss.



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


US Franchise Systems, Inc. ("USFS") has informed Hudson Hotels Corporation that USFS will claim indemnity under the Joint Venture Agreement for any liability to USFS arising out of the following suit: Plaintiff Larry Owens, a guest in the process of registering at the Birmingham Microtel Inn, seeks monetary damages for injury arising out of a gun shot wound to the buttocks, which occurred during a robbery of the hotel. This case was commenced in Alabama State Court on December 13, 1996. The claim is based upon plaintiff's assertion that the hotel owner had a duty to warn potential guests that a robbery was in progress. Hudson does not own or manage this hotel. USFS was named in the lawsuit as franchisor of Microtel Inns. Hudson's liability under this claim is being defended by the hotel's insurance company.

On January 16, 1998, the Company was served with a complaint filed in the United States District Court for the Western District of New York alleging discrimination based upon the gender of the plaintiff and sexual harassment. The complaint sought an unspecified amount of damages including back pay and benefits, front pay and benefits, compensatory damages, punitive damages, litigation costs, and further sought to require the Company to implement an affirmative action program with respect to promoting and retraining the plaintiff. The plaintiff is a former employee of S&W Restaurant, Inc., the company which operates the restaurant in the Brookwood Inn in Pittsford, New York. This lawsuit has been settled without material cost to the Company.


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

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information called for in Part III, Item 9 is incorporated by reference to the Hudson Hotels Corporation and Subsidiaries Proxy Statement for the Company's Annual Meeting of Stockholders to be held on June 11, 1998.

ITEM 10.          EXECUTIVE COMPENSATION



The following table sets forth the cash compensation for fiscal 1995, 1996 and 1997 to the Company's Chief Executive Officer, officers who earned in excess of $100,000 and to all executive officers as a group.




                           Cash Compensation Table
                           -----------------------


Name of Individual or Group          Year          Cash Compensation            Options/SARs
and Principal Position              ------       ----------------------               #
---------------------------                                                   ----------------
                                                 (a)            (b)
E. Anthony Wilson, CEO               1997        $299,892       $60,000             50,000
                                     1996         222,471                          100,000
                                     1995         122,166                          100,000

Bruce A. Sahs, Executive             1997        $142,426       $15,000             10,000
V.P./COO
                                     1996         119,660                           20,000
                                     1995          93,896                           50,000

All Executive Officers as a          1997         677,327                           80,000
Group (4 in 1997; 3 in 1996;
4 in 1995.)
                                     1996         405,016                          122,000
                                     1995         385,189                          160,000



Note: Columnar information required by Item 402(a)(2) has been omitted for categories where there has been no compensation awarded to, earned by, or paid to, any of the named Executives required to be reported in the table during fiscal 1995, 1996 and 1997.



(a) In addition, the Company provides Messrs. Wilson and Sahs with an automobile. Other than the cash compensation set forth in the table, none of the Executive Officers individually, nor the Executive Officers as a group, received non-cash benefits having a value exceeding $50,000, or 10% of their cash compensation.



Non-management directors are paid $1,000 for each board meeting attended. Directors who are also full time employees are not paid directors' fees.



(b) Mr. Wilson's and Mr. Sahs' 1997 compensation includes bonus pay established by the compensation committee of the Board in 1997 to compensate them for successful completion of acquisition and financing transactions completed in 1996.




                    OPTION/SAR GRANTS IN LAST FISCAL YEAR
                    -------------------------------------
                              (INDIVIDUAL GRANTS)
                              -------------------




                                                   Percentage of
                                  Number of            Total
                                  Securities        Options/SARs
                                  Underlying         Granted to       Exercise or
                                 Options/SARs      Employees in        Base Price       Expiration
   Name                            Granted          Fiscal Year        ($/share)            Date
   ----                         ----------------  -----------------  ---------------  --------------
E. Anthony Wilson.........          50,000             66.67%             $5.50       July 24, 2007
Bruce A. Sahs.............          10,000             13.33%             $5.50       July 24, 2007




           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FY-END OPTION/SAR VALUES





                                                                                        Value of
                                                                       Number of       Unexercised
                                                                      unexercised      in-the-money
                                                                     options/SARs     options/SARs
                                                       Value         at FY-end (#)    at FY-end ($)
                             Shares Acquired          Realized        exercisable      exercisable/
      Name                     on Exercise              ($)          unexercisable    unexercisable
      ----                   ---------------         ---------       -------------    -------------
E. Anthony Wilson........          -0-                  -0-             316,667/        $150,000/$0
                                                                         33,333
Bruce A. Sahs............          -0-                  -0-             148,333/        $105,000/$0
                                                                          6,667
                               ------------          ----------        -----------    --------------




(1) Based upon a stock price of $4.00, the closing price as of June 28, 1998.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for in Part III, Item 11 is incorporated by reference to the Hudson Hotels Corporation and Subsidiaries Proxy Statement for the Company's Annual Meeting of Stockholders to be held on June 11, 1998.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


On August 28, 1996, the Company completed the acquisition of the remaining partnership interests in five hotel partnerships in which the Company was the owner of varying minority general and limited partnership equity interests for 1,170,103 shares of the Company's common stock. Wilson Enterprises, L.P., a limited partnership which E. Anthony Wilson and Ralph L. Peek are the general partners, was a limited partner in several of the acquired partnerships and received 102,007 shares in exchange for its partnership interests. In addition, Mr. Lockwood was a limited partner in two of the limited partnerships and received 8,233 shares in exchange for his partnership interests.



Wilson Enterprises, L.P., shares office space with the Company, and reimburses the Company for the direct costs that are associated therewith.



In May 1998, in connection with securing seed capital debt financing for Hudson Hotels Trust, a Maryland real estate investment trust with which the Company intends to enter into a strategic alliance agreement, the Company issued to a partnership of which Richard Sands is a partner warrants to purchase 250,000 shares of the Company's common stock at a strike price of $4.00. This was the approximate trading price of the stock at issuance of the warrants. Mr. Sands is the husband of Jennifer Sands, the beneficiary of the Q-Tip Trust of Jennifer L. Ansley.



Mr. Lockwood, the Secretary of the Company, is also a partner in Boylan, Brown, Code, Fowler, Vigdor & Wilson, LLP, which law firm is general counsel to the Company. In 1997, the Company paid approximately $356,000 to the law firm in legal fees.


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

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


----------------------------------------------------------------------------------------------------------
OPERATING REVENUES:                                                      1997                     1996
                                                                         ----                     ----

     Hotel operations                                                $36,922,896               $11,730,296
     Management fees                                                     801,057                   978,668
     Royalties                                                           757,047                   602,049
     Other                                                               250,097                   837,036
                                                                    ------------             -------------

TOTAL OPERATING REVENUES                                              38,731,097                14,148,049

OPERATING COSTS AND EXPENSES:

     Direct                                                           24,808,798                 8,925,508
     Corporate                                                         2,617,158                 1,782,906
     Indirect operating costs                                          1,225,788                   551,149
     Depreciation and amortization                                     4,096,761                 1,021,857
                                                                    ------------             -------------
     Total operating costs and expenses                               32,748,505                12,281,420
                                                                    ------------             -------------
     Income from operations                                            5,982,592                 1,866,629
                                                                    ------------             -------------

OTHER INCOME (EXPENSE):
     Gain on sale of worldwide franchise rights                               --                 1,385,758
     Interest income                                                     194,755                   298,825
     Interest expense                                                 (9,028,366)               (2,068,440)
                                                                    -------------            --------------

TOTAL OTHER (EXPENSE)                                                 (8,833,611)                 (383,857)
     Income/(Loss) before income taxes, minority interest
        and equity in operations of affiliates                        (2,851,019)                1,482,772

PROVISION/(BENEFIT) FOR INCOME TAXES                                  (1,000,849)                  472,014
                                                                    -------------            -------------

     Income/(Loss) before minority interest, and equity in
        operations of affiliates                                      (1,850,170)                1,010,758

MINORITY INTEREST                                                       (107,419)                 (392,235)
EQUITY IN OPERATIONS OF AFFILIATES                                        65,835                    17,527
                                                                    ------------             -------------

NET INCOME (LOSS)                                                    $(1,891,754)              $   636,050
                                                                    =============            =============

NET INCOME (LOSS) PER COMMON SHARE - BASIC                              $(0.40)                   $0.13
                                                                        =======                   =====

NET INCOME PER COMMON SHARE - DILUTED                                     N/A                     $0.12
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

REVENUE RECOGNITION


Royalty fee revenue is based on gross room revenues and the number of franchised businesses open under the Company's Joint Venture Agreement with US Franchise Systems, Inc. in accordance with the provisions of FAS 45 Accounting for Franchise Fee Revenue.



Franchise placement income is recognized at the date the "Microtel Inn" is opened, as allowed under the Company's Joint Venture Agreement with US Franchise Systems, Inc. in accordance with the provisions of FAS 45 Accounting for Franchise Fee Revenue.


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

HUDSON HOTELS CORPORATION

Dated:   July 10, 1998               By:   /s/ E. Anthony Wilson
                                           -------------------------------------
                                           E. Anthony Wilson
                                           Chief Executive Officer, and Director

Dated:   July 10, 1998               By:   /s/ John Sabin
                                           -------------------------------------
                                            John Sabin
                                            Executive Vice President and
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                              TITLE                          DATE

/s/ E. Anthony Wilson       Chairman of the Board,                July 10, 1998
--------------------------    Chief Executive Officer,
E. Anthony Wilson             and Director

/s/ Michael George          President, Chief Operating            July 10, 1998
--------------------------    Officer, and Director
Michael George

/s/ Ralph L. Peek           Vice President, Treasurer             July 10, 1998
--------------------------    and Director
Ralph L. Peek

/s/ John P. Buza            Director                              July 10, 1998
--------------------------
John P. Buza

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