Form 10QSB
period 1998-06-30
HUDSON HOTELS CORP
filed 1998-08-12
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended.................................................June 30, 1998
Commission File Number..................................................0-17838

                            Hudson Hotels Corporation
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         New York                                            16-1312167
-------------------------------------------------------------------------------
State or other jurisdiction of                            I.R.S. Employer
in corporation or organization                           Identification No.

      300 Bausch & Lomb Place, Rochester, New York         14604
-------------------------------------------------------------------------------
         (Address or principal executive offices)       (Zip Code)

                                 (716) 454-3400
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X                                         No
         ----------                                        ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of July 18, 1998 the Registrant had issued and outstanding 5,159,162 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997 AND THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 (unaudited)


                                                               Three Months Ended                         Six Months Ended
                                                             1998                1997                 1998                 1997
                                                             ----                ----                 ----                 ----
OPERATING REVENUES:
     Hotel operating revenues                                $14,156,930        $9,145,032            $25,753,648        $17,106,389
     Management fees                                             297,516           249,805                474,216            407,756
     Royalties                                                   293,849           167,298                490,214            301,123
     Other                                                        39,657           103,012                 77,157            171,605
                                                          --------------       -----------         --------------      -------------
         Total operating revenues                             14,787,952         9,665,147             26,795,235         17,986,873
                                                          --------------       -----------         --------------      -------------

OPERATING COSTS AND EXPENSES
     Direct                                                    8,862,751         5,927,935             16,470,893        11,323,985
     Corporate                                                   859,236           648,264              1,556,038         1,226,724
     Depreciation and amortization                             1,392,170           984,254              2,791,428         1,911,708
                                                          --------------       -----------         --------------      -------------
         Total operating costs and expenses                   11,114,157         7,560,453             20,818,359        14,462,417
                                                          --------------       -----------         --------------      -------------
         Income from operations                                3,673,795         2,104,694              5,976,876         3,524,456

OTHER INCOME (EXPENSE):
     Interest income                                              54,435            44,559                108,180            88,941
     Interest expense                                         (3,275,258)       (2,050,242)            (6,493,687)       (4,044,079)
     Gain on sale of property and equipment                       74,523                --                 74,523                --
                                                          --------------       -----------         --------------      -------------
     Total other expense                                      (3,146,300)       (2,005,683)            (6,310,984)       (3,955,138)
                                                          --------------       -----------         --------------      -------------
         Income (Loss) from operations, before
           income taxes, minority interest and equity on
           income  taxes,  minority  interest  and
           equity in income of affiliates                        527,495            99,011               (334,108)         (430,682)
                                                          --------------       -----------         --------------      -------------

PROVISION (BENEFIT) FROM INCOME TAXES                            219,640            28,629               (128,872)         (192,335)
                                                          --------------       -----------         --------------      -------------
     Income  (Loss)  from  operations, before
         minority interest and equity in
         income of affiliates                                    307,855            70,382               (205,236)         (238,347)

MINORITY INTEREST                                                (26,225)          (27,225)               (52,976)          (52,965)
EQUITY IN INCOME OF AFFILIATES                                    70,265            15,012                 64,904             7,818
                                                          --------------       -----------         --------------      -------------

NET INCOME (LOSS)                                               $351,895         $  58,169              $(193,308)        $(283,494)
                                                          --------------       -----------         --------------      -------------
                                                          --------------       -----------         --------------      -------------
NET INCOME (LOSS) PER COMMON SHARE - BASIC                    $     0.06       $      0.01           $      (0.05)      $     (0.07)
                                                          --------------       -----------         --------------      -------------
                                                          --------------       -----------         --------------      -------------
NET INCOME (LOSS) PER COMMON SHARE - DILUTED                  $     0.06       $      0.01                  N/A               N/A
                                                          --------------       -----------         --------------      -------------
                                                          --------------       -----------         --------------      -------------


  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998
(unaudited)

ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                            $   1,392,861
     Cash - restricted                                        4,229,550
     Accounts receivable  - trade                               917,655
     Prepaid expenses and other                               2,836,874
                                                          -------------

TOTAL CURRENT ASSETS                                          9,376,940

INVESTMENTS IN PARTNERSHIP INTERESTS                          1,738,908

LAND AND REAL ESTATE DEVELOPMENT                              4,176,364

PROPERTY AND EQUIPMENT, NET                                 126,044,931

DEFERRED TAX ASSET                                            1,516,923

OTHER ASSETS                                                  8,627,372
                                                          -------------
     TOTAL ASSETS                                         $ 151,481,438
                                                          -------------
                                                          -------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:

     Lines of credit                                      $     300,000
     Current portion of long-term debt                        2,950,853
     Accounts payable - trade                                 1,240,064
     Other accrued expenses                                   4,236,975
                                                          -------------
TOTAL CURRENT LIABILITIES                                     8,727,892

LONG-TERM DEBT                                              128,559,291

DEFERRED REVENUE - LAND SALE                                    185,055

LIMITED PARTNERS' INTEREST IN
CONSOLIDATED PARTNERSHIP                                      1,099,287

SHAREHOLDERS' INVESTMENT:
     Preferred stock                                                295
     Common stock                                                 5,170
     Additional paid-in capital                              17,864,454
     Warrants outstanding                                        50,000
     Accumulated deficit                                     (4,968,755)
                                                          -------------
                                                             12,951,164
     Less:  10,000 shares of common stock in treasury,
        at cost at  June  30, 1998                              (41,251)
                                                          -------------

TOTAL SHAREHOLDERS' INVESTMENT                               12,909,913
                                                          -------------
     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT       $ 151,481,438
                                                          -------------
                                                          -------------


  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998
(unaudited)


                                                 SERIES A       ADDITIONAL                     ADDITIONAL
                                                 PREFERRED    PAID-IN CAPITAL     COMMON     PAID-IN CAPITAL
                                                  STOCK         PREFERRED         STOCK           COMMON
                                               ------------    ------------    ------------    ------------
BALANCE, DECEMBER 31, 1997                     $        295    $  1,560,705    $      5,166    $ 16,275,868

     Net Loss                                          --              --              --              --

     Other                                             --              --              --            12,885

     Exercise of stock options                         --              --                 4          14,996

     Cash dividends paid on preferred stock            --              --              --              --
                                               ------------    ------------    ------------    ------------
BALANCE, JUNE 30, 1998                         $        295    $  1,560,705    $      5,170    $ 16,303,749
                                               ------------    ------------    ------------    ------------
                                               ------------    ------------    ------------    ------------


                                                WARRANTS       ACCUMULATED       TREASURY
                                               OUTSTANDING       DEFICIT           STOCK            TOTAL
                                               ------------    ------------     ------------     ------------
BALANCE, DECEMBER 31, 1997                      $     50,000    $ (4,711,787)    $    (41,251)    $ 13,138,996


     Net Loss                                          --          (193,308)            --           (193,308)

     Other                                             --              --               --             12,885

     Exercise of stock options                         --              --               --             15,000

     Cash dividends paid on preferred stock            --           (63,660)            --            (63,660)
                                               ------------    ------------     ------------     ------------
BALANCE, JUNE 30, 1998                         $     50,000    $ (4,968,755)    $    (41,251)    $ 12,909,913
                                               ------------    ------------     ------------     ------------
                                               ------------    ------------     ------------     ------------




Stock balances at December 31, 1997:

     Common stock: 5,155,162 shares; Preferred stock:  294,723 shares

Stock balances at June 30, 1998:

     Common stock: 5,159,162 shares; Preferred stock:  294,723 shares



  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 and 1997
(unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES:                                    1998                  1997
                                                                         ----                  ----
  Net Loss                                                           $ (193,308)           $(283,494)
     Adjustments to reconcile net income to net
        cash provided by operating activities:
      Deferred tax provision                                           (128,997)            (192,336)
      Depreciation and amortization                                   2,791,428            1,911,708
      Gain on sale of property and equipment                            (74,523)             (28,812)
      Minority interest in operations                                    52,976               52,965
      Non-cash consulting                                                12,885               35,603
      Equity in operations                                              (64,904)              (7,818)
      Capital distributions from unconsolidated
         partnership interests                                           96,026               45,251
      (Increase) decrease in assets -
         Accounts receivable - trade                                    (19,777)            (415,138)
      Prepaid expenses and other                                       (395,311)              19,579
      Increase (decrease) in liabilities -
         Accounts payable                                              (154,396)             426,827
      Other accrued expenses                                            641,687               61,940
                                                                    -----------        -------------
         Net cash provided by operating activities                    2,563,786            1,626,276
                                                                    -----------        -------------

  CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of land/real estate development                        (29,216)             (60,570)
     Increase in restricted cash                                       (765,622)          (1,122,449)
     Cash collected on sale of property and equipment                 2,051,831              399,659
     Change in affiliates accounts and notes receivable              (1,553,011)             113,174
     Purchase of equipment                                             (842,773)            (707,157)
     Deposits and other assets                                         (195,326)            (204,942)
     Change in non-affiliate accounts receivable                        489,517              (57,417)
                                                                    -----------        -------------
        Net cash used in investing activities                          (844,600)          (1,639,702)
                                                                    -----------        -------------

  CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayment of mortgages                                            (482,364)            (289,405)
     Distributions to limited partners                                  (53,500)             (53,500)
     Purchase of treasury stock                                              --              (41,251)
     Proceeds from stock options exercised                               15,000              431,188
     Dividends paid                                                     (63,660)             (63,660)
     Borrowings (Repayments) on line of credit, net                    (412,537)             200,000
                                                                    -----------        -------------
        Net cash provided by/(used in)financing activities             (997,061)             183,372
                                                                    -----------        -------------

  NET INCREASE IN CASH AND CASH
     EQUIVALENTS                                                        722,125              169,946

  CASH AND CASH EQUIVALENTS - beginning of period                       670,736            1,057,368
                                                                    -----------        -------------
  CASH AND CASH EQUIVALENTS - end of period                          $1,392,861           $1,227,314
                                                                    -----------        -------------
                                                                    -----------        -------------
  OTHER INFORMATION:
     Cash paid during the period for:
        Interest                                                     $6,365,325           $4,010,654
        Income taxes                                               $     14,372         $     11,890


  The accompanying notes are an integral part of these consolidated statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  June 30, 1998
                                   (unaudited)

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

On October 5, 1995, the Company entered into an agreement with US Franchise Systems, Inc. ("USFS") pursuant to which USFS purchased worldwide franchising and administration for the Microtel hotel chain. Following this transaction, the Company ceased its franchising activities. Although the agreement was entitled Joint Venture Agreement, the transaction was structured as an outright sale of the Company's franchising rights.

The Company, in return, will receive $4 million over a three year period, allocated as follows: $3,037,640 for the purchase of the franchising assets; $700,000 for consulting services over three years; and $262,360 in interest related to deferred payments. Expenses of $121,759 were netted against the purchase price. Of the total consideration, $2 million was paid at closing, $1 million was paid at the first anniversary and $500,000 at the second anniversary, and an additional $500,000 is due at the third anniversary. In addition to the lump sum payments, the Company is entitled to receive royalty payments from properties franchised by USFS at the rate of 1% of gross room revenues from hotels 1-100, .75% from hotels 101-250, and .5% for all hotels in excess of 250.

As a result of the USFS Agreement, the Company has focused its efforts on developing, building and managing various hotel products, including Microtel Inns. The Company has had this focus since it acquired Hudson Hotels Corporation in 1992. Also, during 1996 and 1997, the Company embarked upon a significant expansion and development program, which includes several acquisitions and development of five (5) Microtel Inns through a joint venture partnership.

The Company operates in the industry segment of hotel development and management.

3.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

The following is a summary of condensed financial information for the unconsolidated partnerships which the Company does not control for the six month period ended June 30, 1998 and 1997.


                                                                           1998                         1997
                                                                           ----                         ----
Property and equipment, net of accumulated depreciation                 $31,083,621                  $28,077,627

Current assets                                                            2,692,606                    2,647,457

Other assets                                                              1,037,848                    1,041,410
                                                                      -------------                -------------

   TOTAL ASSETS                                                          34,814,075                   31,766,494
                                                                      -------------                -------------

Mortgage and notes payable - current                                      1,945,948                    1,852,871

Other current liabilities                                                   905,644                      850,911

Mortgage/Notes payable - noncurrent                                      24,913,163                   22,509,663
                                                                      -------------                -------------

   TOTAL LIABILITIES                                                     27,764,755                   25,213,445
                                                                       ------------                 ------------

NET ASSETS                                                             $  7,049,320                  $ 6,553,049
                                                                      -------------                -------------
                                                                      -------------                -------------

   COMPANY'S SHARE                                                     $  1,738,908                  $ 1,879,786
                                                                      -------------                -------------
                                                                      -------------                -------------

Net revenues                                                            $ 6,657,619                  $ 5,213,048

Operating expenses                                                        4,042,236                    3,179,373
                                                                      -------------                -------------
                                                                      -------------                -------------

Income from operations                                                    2,615,383                    2,033,675

Other expense, net                                                       (2,167,118)                  (1,991,030)
                                                                      -------------                -------------

NET INCOME                                                              $   448,265                 $     42,645
                                                                      -------------                -------------
                                                                      -------------                -------------

   COMPANY'S SHARE                                                    $      64,904                  $     7,818
                                                                      -------------                -------------
                                                                      -------------                -------------


4.    LINE OF CREDIT

The Company has a line of credit with a commercial bank, with an interest rate of prime plus 1 1/2% for a total of $400,000. Amounts borrowed are collateralized by land in Tonawanda, New York. Borrowings under this line of credit were $300,000 at June 30, 1998.

5.       Long Term Debt

         Future minimum repayments under long-term debt are as follows:

             Remainder 1998                       $ 2,950,853
             1999                                   2,985,083
             2000                                   6,096,952
             2001                                   6,213,286
             2002                                  13,825,812
             2003 and thereafter                   99,438,158
                                                 ------------
             TOTAL                               $131,510,144
                                                 ------------
                                                 ------------

6.       Commitments and Contingencies

         The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $89,506 and $79,002 for the periods ending June 30, 1998 and 1997, respectively. Future minimum lease payments under operating leases are approximately: 1998 remainder - $270,243; 1999 - $417,209; and 2000 -
         $409,056.

         The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors based on franchise agreements which extend from ten to sixteen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $638,000 and $326,000 for the six months ended June 30, 1998 and 1997, respectively.

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

         The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately: remainder of 1998 - $342,750; 1999 - $914,000; 2000 - $914,000; 2001 - $914,000; 2002 - $914,000;
         thereafter $1,675,667.

         The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, North Carolina. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten-year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 plus one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $11,000 for the six month period ended June 30, 1997 and 1996.

         The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

            Remainder of 1998              $11,000
            1999                            22,000
            2000                            22,000
            2001                            22,000
            2002                            22,000
            Thereafter                     726,000
                                         ---------
                                          $825,000
                                         ---------
                                         ---------

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

         Deferred tax assets include loss carryforwards and deferred revenue. Deferred tax liabilities represent the difference in more than one depreciation method.

         At June 30, 1998, Company has net operating loss carryforwards for income tax purposes of approximately $4,721,000 may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

8.        Accounts/Notes with Affiliates

         The Company has a $1,200,000 note agreement with Hudson Hotels Limited Partnership, L.P. ("HHLP"), a subsidiary of Hudson Hotels Trust ("HHT"), a Maryland Real Estate Investment Trust. The Company and HHT share the same executive management team. The note matures on April 30, 1999 and accrues interest at a rate of 12% per annum with interest payments due monthly. At the option of HHLP, at the stated maturity, the note may be converted into a term loan, bearing interest at 12%, payable in 120 equal monthly payments of principal plus interest in the amount of $17,217.

9.        Stockholders Investment

         On May 26, 1998, the Company issued 500,000 warrants at $4.00 a share, which expire April 30, 2003, to an individual and a partnership as consideration for amounts loaned to Hudson Hotels Limited Partnership, L.P. ("HHLP"), a subsidiary of Hudson Hotels Trust, an affiliate of the Company. The issuance of the option grants are expensed over the expected period of the loan between HHLP and the an individual and a partnership. In addition, the Company's wholly-owned subsidiary, Hudson Hotels Properties Corp., has pledged 1,333,332 shares of common stock of the Company as security for the payment of the loan by HHLP to the individual and the partnership.

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

As a result of the acquisition of nine (9) Hampton Inns on October 31, 1997, a significant portion of the current results are not directly comparable to prior year results, specifically hotel operating revenues and direct costs, expenses and interest expense.

RESULTS OF OPERATIONS

Three months ended June 30, 1998, compared to the three months ended June 30, 1997:

Total operating revenues increased $5,122,805, or 53% to $14,787,952 for the six months ended June 30, 1998, from $9,665,147 for the six months ended June 30, 1997, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATING REVENUES were $14,156,930 for the three months ended June 30, 1998, an increase of $5,011,898, or 55%, from $9,145,032 for the three months ended June 30, 1997. Hotel operations consisted of the following:

                                                           Three Months Ended
                                                June 30, 1998         June 30, 1997
                                                -------------         -------------
            Hotel room revenue                   $11,999,665             $7,538,650
            Beach club revenue                       384,365                316,059
            Food and beverage revenue              1,269,224                906,830
            Other                                    503,676                383,493
                                                 -----------             ----------
                 Total                           $14,156,930             $9,145,032
                                                 -----------             ----------
                                                 -----------             ----------


Hotel room revenues for the three month period ended June 30, 1998 increased $4,461,015 or 59% to $11,999,665 from $7,538,650 for the three month period ended June 30, 1997. The increase is primarily the result of acquiring nine
(9) hotels on October 31, 1997, thus the revenue for the acquisition was not included for the three months ended June 30, 1997. Occupancy and average daily room rates for the Company owned hotels were 73.4% and $58.45, respectively, for the three months ended June 30, 1998, and 70.0% and $55.14, respectively, for the three months ended June 30, 1997.

The Beach Club revenue, which totaled $384,365 for the three month period ended June 30, 1998 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $68,306, or 22%, from the comparable period in 1997. The increase is specifically attributable to an increase in initiation fees being charged to new members.

Food and beverage revenue was $1,269,224 for the three month period ended June 30, 1998, compared to $906,830 for the three month period ended June 30, 1997, an increase of $362,394, or 40%. The increase is a result of additional food and beverage volume at the Canandaigua Inn on the Lake.

ROYALTIES for the three month period ended June 30, 1998 increased $126,551 to $293,849 from $167,298 for the three month period ended June 30, 1997, an increase of 76%. The increase is attributable to ninety-eight (98) franchised Microtel Inns in operation at June 30, 1998, as opposed to thirty (30) in operation at June 30, 1997. The Company receives all royalties on twenty-eight (28) of the ninety-eight (98) franchised Microtel Inns and on the remaining seventy (70) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS of 1% of gross room revenues. After USFS has separately franchised 100 hotels, the royalty rate drops to .75% for hotels 101-250; and .5% for hotels 251 and beyond.

As a result of the Company's joint venture agreement ("USFS Agreement") with US Franchise Systems, Inc., the Company has retained the right to collect franchise placement fees on an additional twenty-two (22) Microtel Inn properties (for a total of 50 properties) and ten (10) "suite" properties and retain all royalties on these fifty

(50) Microtel Inns and ten (10) new suites properties. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open based on the schedule discussed in the preceding paragraph, along with consulting payments over the next year.

MANAGEMENT FEES for the three month period ended June 30, 1998, remained consistent compared to the same three-month period ended June 30, 1997. The schedule of owned and managed hotels is summarized below:

                                             June 30, 1998     June 30, 1997
                                             -------------     -------------
        Owned                                      25                 17
        Managed with financial interest            10                 10
        Other managed                               5                  5
                                                  ---                ---
                                                   40                 32
                                                  ---                ---
                                                  ---                ---


Management fees of approximately $652,000 were generated by the twenty-five (25) owned hotels for the three month period ended June 30, 1998, which were eliminated for consolidation purposes.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and build Microtel Inns on sites acquired (iii) opportunistic acquisition of existing hotels and (iv) pursuing strategies intending to form a "paperclipped" REIT in order for the Company to benefit from leasing hotel properties from the REIT.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended June 30, 1998 was 37%, compared to 35% for the three months ended June 30, 1997. The increase in gross operating margin is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1997 and 1996.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $210,972, or 33%, to $859,236 from $648,264 for the three month period ended June 30, 1998. The increase is primarily a result of the following: (1) increases in professional fees incurred for the three month period ended June 30, 1998, compared to the three month period ended June 30, 1997 and (2) payroll expense increased as a result of the addition of employees.

DEPRECIATION AND AMORTIZATION for the three month period ended June 30, 1998 increased $407,916, or 41%, to $1,392,170 from $984,254 for the three month period ended June 30, 1997. The increase is a result of the acquisition of nine
(9) hotels on October 31, 1997, thus recording additional depreciation and amortization during the three months ended June 30, 1998.

OTHER EXPENSE for the three month period ended June 30, 1998 had an overall expense increase of $1,140,617 to $3,146,300 or 57% from $2,005,683 for the three month period ended June 30, 1997. The increase is primarily the result of incurring additional debt for the acquisition of nine (9) hotels on October 31, 1997. Of the $3,275,258 in total interest expense, for the three months ended June 30, 1998, 59% relates to the mortgage held on the hotels acquired in 1996 and 1997. The remaining represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, Tonawanda bond issue and line of credit.

EQUITY IN OPERATIONS OF AFFILIATES represents the net income incurred from the Company's equity investment in various hotels. The income for the three month period ended June 30, 1998 increased $55,253, or 368%, to $70,265 from $15,012 for the comparable three month period June 30, 1997, as a result of various hotel properties in a partnership still undergoing a start-up period of lower revenues for the three months ended June 30, 1997.

INCOME TAXES - The provision for income taxes for the three month period ended June 30, 1998, represents federal and state income tax generated by the net income before tax of $571,535 (including the equity in income from affiliates and minority interest). The provision includes tax expense/benefit from the valuation of deferred tax assets and liabilities. The provision for income taxes of $219,640 for the three month period ended June 30, 1997 represents federal and state tax expense on income before tax.

NET INCOME - As a result of the above factors, net income increased $293,726 from $58,169 for the three month period ended June 30, 1997 to net income of $351,895 for the three month period ended June 30, 1998, an increase of 505%. The net income per common share - basic and diluted of $0.06, compared with net income per common share - basic and diluted of $0.01 for the three month period ended June 30, 1997.

Six months ended June 30, 1998, compared to the six months ended June 30, 1997

Total operating revenue increased $8,808,362, or 49%, to $26,795,235 for the six months ended June 30, 1998, from $17,986,873 for the six months ended June 30, 1997, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATING REVENUES were $25,753,648 for the six months ended June 30, 1998, an increase of $8,647,259, or 51%, from $17,106,389 for the six months ended June 30, 1997. Hotel operations consist of the following:

                                                 Six Months Ended
                                       June 30, 1998         June 30, 1997
                                       -------------         -------------
Hotel room revenue                      $22,004,869           $14,089,506
Beach club revenue                          761,774               666,572
Food and beverage revenue                 2,018,952             1,651,985
Other                                       968,053               698,326
                                        -----------           -----------
    TOTAL                               $25,753,648           $17,106,389
                                        -----------           -----------
                                        -----------           -----------


Hotel room revenues for the six month period ended June 30, 1998 increased $7,915,363 or 56% to $22,004,869 from $14,089,506 for the six month period ended June 30, 1997. The increase is primarily the result of acquiring nine
(9) hotels on October 31, 1997, thus the revenue for the acquisition was not included for the six months ended June 30, 1998. Occupancy and average daily room rates for the Company owned hotels were 66.7% and $58.28, respectively, for the six months ended June 30, 1998 and 65.5% and $55.98, respectively, for the six months ended June 30, 1997.

The beach club revenue, which totaled $761,774 for the six month period ended June 30, 1998 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $95,202, or 14%, from the comparable period in 1997. The increase is specifically attributable to increase in initiation fees being charged to new members.

Food and beverage revenue was $2,018,952 for the six month period ended June 30, 1998, compared to $1,651,985 for the six month period ended June 30, 1997, an increase of $366,967, or 22%. The increase is primarily the result of additional volume at the Canandaigua Inn on the Lake.

ROYALTIES for the six month period ended June 30, 1998, have increased $189,091 to $490,214 from $301,123 for the six month period ended June 30, 1997, an increase of 63%. The increase is attributable to ninety-eight (98) franchised Microtels in operation at June 30, 1998, as opposed to thirty (30) in operation at June 30, 1997.

As a result of the USFS Agreement, the Company has retained the right to collect franchise placement fees on an additional twenty-two (22) Microtel properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtels and ten (10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open, along with consulting payments over the next three years.

Overall, MANAGEMENT FEES for the six month period ended June 30, 1998, remained consistent with the same three month period ended June 30, 1997. The schedule of owned and managed hotels is summarized below:

                                         June 30, 1998          June 30, 1997
                                         -------------          -------------
Owned                                              25                     17
Managed with financial interest                    10                     10
Other managed                                       5                      5
                                                  ---                    ---
                                                   40                     32
                                                  ---                    ---
                                                  ---                    ---


Management fees of approximately $1,209,000 were generated by the twenty-five
(25) owned hotels for the six months ended June 30, 1998, which were eliminated for consolidation purposes.

The Company plans to continue its revenue growth by implementing the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and building Microtel Inns on sites acquired (iii) opportunistic acquisition of existing hotels and (iv) pursuing strategies intending to form a paperclipped REIT in order for the Company to benefit from leasing hotel properties from the REIT.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the six months ended June 30, 1998 was 36.1%, compared to 33.8% for the six months ended June 30, 1997. The increase is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1997 and 1996.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $329,314, or 27%, from $1,226,724 to $1,556,038 for the six month period ended June 30, 1998. The increase is primarily a result of the following: (1) professional fees increased for the six month period as a result of Company growth and (2) payroll expense increased as a result of pay increases and the addition of employees.

DEPRECIATION AND AMORTIZATION for the six month period ended June 30, 1998, increased $879,720, or 46%, to $2,791,428 from $1,911,708 for the six month period ended June 30, 1997. The increase is a result of the acquisition of nine
(9) hotels on October 31, 1997, thus recording additional depreciation and amortization during the six month period ended June 30, 1998.

OTHER EXPENSE for the six month period ended June 30, 1998 and overall expense increase of $2,355,846 to $6,310,984 from $3,955,138 for the six months ended June 30, 1997. The increase is primarily the result of incurring additional debt for the acquisition of nine (9) hotels on October 31, 1997.
Of the $6,493,687 in total interest expense, 59% relates to the mortgages held on the hotels acquired in 1996 and 1997. The remaining 41% represents interest on the Company's outstanding convertible debentures, mezzanine financing, additional note payable relating to the purchase of hotels, Tonawanda bond issue and line of credit.

EQUITY IN OPERATIONS OF AFFILIATES represents the net income incurred from the Company's equity investment in various hotels. The income for the six month period ended June 30, 1998 increased $57,086, or 730%, to $64,904 from $7,818 for the comparable six months ended June 30, 1997, as a result of various hotel properties in a partnership still undergoing a start-up period of lower revenues for the six months ended June 30, 1997.

INCOME TAXES - The benefit for income taxes for the six month period ended June 30, 1998 and 1997, represents federal and state income tax benefit generated by the net loss before tax of $322,180 (including the equity in income from affiliates and minority interest) and $475,829, respectively. The provision includes benefit from the valuation of deferred tax assets and liabilities.

NET LOSS - As a result of the above factors, net loss decreased $90,186 from $283,494 for the six month period ended June 30, 1997, to a net loss of $193,308 for the six month period ended June 30, 1998 a decrease of 32%. The net loss per common share -basic of $0.05 for the six month period ended June 30, 1998, compared with a net loss per common share basic of $0.07 for the six month period ended June 30, 1997.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1998, the Company had a $400,000 working capital demand line note with a commercial bank which bears interest a rate of prime plus 1/2%. Amounts borrowed are collateralized by unencumbered land. At June 30, 1998, $300,000 was borrowed under the term of this line.

At June 30, 1998, the Company had $1,392,861 of cash and cash equivalents compared with $670,736 at December 31, 1997. The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds are released several times monthly for application against current liabilities. The balances held in escrow on June 30, 1998 and December 31, 1997 were $4,229,550 and $3,463,928, respectively.

Net cash flows provided by operating activities were $2,563,786 for the six month period ended June 30, 1998, an increase of $937,510 from $1,626,276, for the comparable period in 1997. The net increase is primarily the result of the acquisition of nine (9) Hampton Inns on October 31, 1997, which increased earnings. In addition, the Company increased its other accrued expenses from December 31, 1997, by approximately $650,000.

Net cash flows used in investing activities was $844,600 for the six month period ended June 30, 1998, a decrease of $795,102 from $1,639,702, for the comparable period for 1997. Net cash used by investing activities for the six months ended June 30, 1998, reflects primarily amounts placed into escrow as required by the loan agreements $381,481, capital improvements to twenty-five
(25) hotels $276,220 and cash received for the sale of property and equipment $2,051,831.

Net cash flows used in financing activities was $997,061for the six month period ended June 30, 1998. Net cash used in financing activities consists of net repayments on the line of credit totaling $412,537, proceeds from the exercise of options totaling $15,000 for the six month period ended June 30, 1998, repayment of mortgages $482,364 and preferred dividends $63,660.

EBITDA increased by $3,332,140, or 61%, to $8,768,304 for the six month period ended June 30, 1998, compared to $5,436,164 for the comparable period in 1997. EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, minority interest and equity of affiliates. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The increase is primarily a result of the acquisition of nine (9) hotel properties acquired on October 31, 1997 and improved operating performance of the existing hotel properties held by the Company prior to the October 31, 1997 acquisition.

The Company believes that funds on hand, internally generated future cash flows and funds available on the Company's secured demand notes are expected to be sufficient to meet capital requirements, as well as operating expenses and debt service requirements through at least the next twelve months. The Company continues to evaluate and explore the necessity of other financing alternatives.

Year 2000 The Company utilizes various servers and PC based computer packages as tools in running its daily operations. Management does not believe that the Company will encounter any material problems with this software as a result of the change of the Millenium of January 1, 2000, based on communications with software and other key suppliers.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8,1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial in January 1999.

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

US Franchise Systems, Inc. ("USFS") has informed Hudson Hotels Corporation that USFS will claim indemnity under the USFS Agreement for any liability to USFS arising out of the following suit: Plaintiff Larry Owens, a guest in the process of registering at the Birmingham Microtel Inn, seeks monetary damages in the amount of $500,000 and punitive damages of $2,000,000 for injury arising out of a gun shot wound to the buttocks, which occurred during a robbery of the hotel. This case was commenced in Alabama State Court on December 13, 1996. The claim is based upon plaintiff's assertion that the hotel owner had a duty to warn potential guests that a robbery was in progress. Hudson does not own or manage this hotel. USFS was named in the lawsuit as franchisor of Microtel Inns. Hudson's liability under this claim is being defended by the hotel's insurance company.

On June 18, 1998, Vickie Lynn Webb filed a civil suit against the Company and others in United States District Court in the Eastern District of Tennessee, alleging sexual harassment and asking for unspecified damages. The allegations are based upon alleged actions of the manager and another employee of the hotel. The Company has obtained a 60-day extension of time to answer, and intends to vigorously defend this lawsuit.

After taking into consideration legal Counsel's evaluation of all such actions, management is of the opinion that the outcome of such proceedings or claims which is pending, or known to be threatened (as described above) individually or in the aggregate, will not have a significant effect on the Company's financial statements.

On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. The Company has answered the complaint, denying the relevant allegations and asserting several affirmative defenses. The case is expected to go to trail in September, 1998. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the financial statements.

Item 2.  Change in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

At the annual meeting of the stockholders of the Company, held on June 11, 1998, the stockholders of the Company approved the following:

The election of the Board of Directors consisting of six Directors. Each Director shall hold office until the next annual meeting of shareholders and until the successor of the Director is duly elected and qualifies.

Amending the Company's 1993 Director Stock Option Plan to increase the number of Common Shares reserved for issuance thereunder from 135,000 shares to 216,000 shares.

The adoption of the Company's 1998 Long-Term Incentive Compensation Plan.

Amending the Company's Certificate of Incorporation to permit authorization of fundamental changes (including merger or consolidation, sale, lease or exchange of all or substantially all of the assets of the Company, and dissolution of the Company) by a majority vote of the shareholders of the Company.

The appointment of PricewaterhouseCoopers, LLP, as the Company's independent public accountants for the year ending December 31, 1998.

The table below sets forth the number of votes cast for, against or withheld for each nominee to the Company's Board of Directors, as well as votes cast for other proposals discussed above at the June 11, 1998 shareholders meeting.

       Nominee                           For                      Authority
                                                                   Withheld
E. Anthony Wilson                     4,384,173                      37,778
Michael Cahill                        4,306,569                     115,382
Michael George                        4,384,978                      36,973
Ralph L. Peek                         4,384,978                      36,973
Robert Fagenson                       4,384,978                      36,973
John P. Buza                          4,384,978                      36,973


As to the proposal to increase the number of Common Shares allocated to the Company's 1993 Directors Stock Option Plan

                    2,646,194      shares have voted FOR
                      180,460      shares have voted AGAINST

As to the proposal to approve the 1998 Long-Term Incentive Compensation Plan

                    2,642,361      shares have voted FOR
                      177,843      shares have noted AGAINST

As to the proposal to amend the Certificate of Incorporation

                    2,716,358      shares have voted FOR
                      112,796      shares have voted AGAINST

As to the proposal to appoint PricewaterhouseCoopers, LLP as the Company's independent public accountant for the year ending December 31, 1998

                    4,357,605      shares have voted FOR
                       54,767      shares have voted AGAINST

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



                                          HUDSON HOTELS CORPORATION
                               -------------------------------------------------
                                               (Registrant)

Date:    7/31/98               /s/ John Sabin
                               -------------------------------------------------
                               John Sabin, Executive Vice President and
                                  Chief Financial Officer

Date:    7/31/98               /s/ Taras M. Kolcio
                               -------------------------------------------------
                               Taras M. Kolcio, Vice President, Controller and
                                   Principal Accounting Officer