Form 10QSB
period 1998-09-30
HUDSON HOTELS CORP
filed 1998-11-13
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended.............................................September 30, 1998
Commission File Number...................................................0-17838



                            Hudson Hotels Corporation
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



         New York                                  16-1312167
--------------------------------------------------------------------------------
State or other jurisdiction of                    I.R.S. Employer
in corporation or organization                    Identification No.


      300 Bausch & Lomb Place, Rochester, New York        14604
--------------------------------------------------------------------------------
      (Address or principal executive offices)          (Zip Code)


                                 (716) 454-3400
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


         Yes     X                                   No
         ---------------                             ------------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of October 18, 1998 the Registrant had issued and outstanding 5,732,495 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                        Nine Months Ended
                                                         1998                1997                 1998                 1997
                                                         ----                ----                 ----                 ----
OPERATING REVENUES:
     Hotel operating revenues                        $16,087,093       $ 9,897,830           $41,840,741         $27,004,219
     Management fees                                     177,881           153,181               652,097             583,727
     Royalties                                           372,429           242,804               862,643             543,927
     Other                                                40,360            40,527               117,517             212,132
                                                     -----------       -----------           -----------         -----------

         Total operating revenues                     16,677,763        10,334,342            43,472,998          28,344,005
                                                     -----------       -----------           -----------         -----------

OPERATING COSTS AND EXPENSES
     Direct                                           10,452,240         6,318,709            26,923,133          17,665,484
     Corporate                                         1,059,236           763,792             2,615,274           1,990,516
     Depreciation and amortization                     1,602,007           977,258             4,393,435           2,888,966
                                                     -----------       -----------           -----------         -----------

         Total operating costs and expenses           13,113,483         8,059,759            33,931,842          22,544,966
                                                     -----------       -----------           -----------         -----------
         Income from operations                        3,564,280         2,274,583             9,541,156           5,799,039


OTHER INCOME (EXPENSE):
     Interest income                                      58,810            46,744               166,990             135,685
     Interest expense                                 (3,696,176)       (2,065,862)          (10,189,863)         (6,109,941)
     Settlement of litigation                           (475,000)               --              (475,000)                 --
     Non-recurring costs                              (4,838,872)               --            (4,838,872)                 --
     Gain on sale of property and equipment                   --                --                74,523                  --
                                                     -----------       -----------           -----------         -----------

     Total other expense                              (8,951,238)       (2,019,118)          (15,262,222)         (5,974,256)
                                                     -----------       -----------           -----------         -----------

  Income (Loss) from operations, before
    income taxes, minority interest and equity
    in income of affiliates                           (5,386,958)          255,465            (5,721,066)           (175,217)

PROVISION (BENEFIT) FROM INCOME TAXES                 (2,053,150)          119,555            (2,182,022)           ( 72,780)
                                                     -----------       -----------           -----------         -----------

     Income (Loss) from operations, before
         minority interest and equity in
         income of affiliates                         (3,333,808)          135,910            (3,539,044)           (102,437)

MINORITY INTEREST                                         13,823           (27,195)              (39,153)            (80,160)
EQUITY IN INCOME OF AFFILIATES                           100,387            65,610               165,291              73,428
                                                     -----------       -----------           -----------         -----------

NET INCOME (LOSS)                                    $(3,219,598)      $   174,325           $(3,412,906)        $  (109,169)
                                                     -----------       -----------           -----------         -----------
                                                     -----------       -----------           -----------         -----------

NET INCOME (LOSS) PER COMMON SHARE - BASIC           $     (0.61)      $      0.03           $     (0.67)        $     (0.04)
                                                     -----------       -----------           -----------         -----------
                                                     -----------       -----------           -----------         -----------

NET INCOME (LOSS) PER COMMON SHARE - DILUTED             N/A           $   N/A               N/A                 N/A
                                                     -----------       -----------           -----------         -----------
                                                     -----------       -----------           -----------         -----------


  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997
(unaudited)
--------------------------------------------------------------------------------

ASSETS                                   1998                 1997
------                                   ----                 ----
CURRENT ASSETS:
   Cash and cash equivalents              $2,325,075         $ 2,112,203
   Cash - restricted                       6,105,261           2,158,047
   Accounts receivable - trade               905,438             847,679
   Prepaid expenses and other              1,602,792           1,273,311
                                           ---------           ---------

TOTAL CURRENT ASSETS                      10,938,566           6,391,240

INVESTMENTS IN PARTNERSHIP INTERESTS       1,752,798           1,900,010

LAND AND REAL ESTATE DEVELOPMENT           4,188,290           4,163,435

PROPERTY AND EQUIPMENT, NET              151,972,941          82,769,917

DEFERRED TAX ASSET                         3,441,940             450,229

OTHER ASSETS                               8,039,003           8,527,458
                                           ---------           ---------

        TOTAL ASSETS                    $180,333,538        $104,202,289
                                        ------------        ------------
                                        ------------        ------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT


CURRENT LIABILITIES:                      1998                  1997
                                          ----                  ----
     Lines of credit                   $   300,000           $  512,536
     Current portion of long-term debt   1,233,899            3,147,608
     Accounts payable - trade            1,163,861            2,243,569
     Other accrued expenses              7,901,352            2,753,678
                                        ----------           ----------

TOTAL CURRENT LIABILITIES               10,599,112            8,657,391

LONG-TERM DEBT                         157,359,291           80,064,186

DEFERRED REVENUE - LAND SALE               185,055              185,055

LIMITED PARTNERS' INTEREST IN
CONSOLIDATED PARTNERSHIP                 1,058,878            1,099,232

SHAREHOLDERS' INVESTMENT:

     Preferred stock                           295                  295
     Common stock                            5,743                5,164
     Additional paid-in capital         19,386,598           17,079,589
     Warrants outstanding                       --               50,000
     Accumulated deficit                (8,220,183)          (2,897,372)
                                        ----------           ----------

                                        11,172,453           14,237,676

  Less: 10,000 shares of common stock
    in treasury, at cost  at  September
    30, 1998 and 1997                      (41,251)             (41,251)
                                        ----------           ----------

TOTAL SHAREHOLDERS' INVESTMENT          11,131,202           14,196,425
                                        ----------           ----------

  TOTAL LIABILITIES AND SHAREHOLDERS'
    INVESTMENT                        $180,333,538         $104,202,289
                                      ------------         ------------
                                      ------------         ------------


  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998
(unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                             SERIES A     ADDITIONAL              ADDITIONAL
                             PREFERRED PAID-IN CAPITAL  COMMON  PAID-IN CAPITAL   WARRANTS   ACCUMULATED    TREASURY
                               STOCK      PREFERRED     STOCK       COMMON      OUTSTANDING   DEFICIT        STOCK         TOTAL
                             --------- ---------------  ------  --------------- ----------- -----------     ---------      -----

BALANCE, DECEMBER 31, 1997      $295   $1,560,705       $5,166    $16,275,868    $ 50,000   $(4,711,787)  $   (41,251)  $13,138,996

  Net Loss                        --           --           --             --          --    (3,412,906)           --    (3,412,906)

  Other                           --           --           --         43,102          --            --            --        43,102

  Sale of common stock            --           --          333        999,667          --            --            --     1,000,000

  Issuance of common stock
    to employees and
    consultants                   --           --           40         67,460          --           --            --         67,500

  Settlement of lawsuit           --           --          200        424,800     (50,000)          --            --        375,000

  Exercise of stock options       --           --            4         14,996          --           --            --         15,000

  Cash dividends paid
    on preferred stock            --           --           --             --          --       (95,490)           --       (95,490)
                                ----   ----------       ------    -----------   ---------   ------------  ------------  ------------
BALANCE, SEPTEMBER 30, 1998     $295   $1,560,705       $5,743    $17,825,893   $      --   $(8,220,183)  $   (41,251)  $11,131,202
                                ----   ----------       ------    -----------   ---------   ------------  ------------  ------------
                                ----   ----------       ------    -----------   ---------   ------------  ------------  ------------



Stock balances at December 31, 1997:

     Common stock: 5,155,162 shares; Preferred stock:  294,723 shares

Stock balances at September 30, 1998:

     Common stock: 5,732,495 shares; Preferred stock:  294,723 shares




  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1998 and 1997
(unaudited)

----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                1998                  1997
                                                                     ----                  ----
  Net Loss                                                         $ (3,412,906)           $(109,169)
     Adjustments to reconcile net loss to net
        cash provided by operating activities:
      Deferred tax provision                                         (2,054,014)             (72,780)
      Depreciation and amortization                                   4,393,435            2,888,966
      Gain on sale of property and equipment                            (74,523)             (28,812)
      Minority interest in operations                                    39,153               80,160
      Non-cash litigation settlement                                    375,000                   --
      Non-cash consulting and employee compensation                     110,602               85,633
      Equity in operations                                             (165,291)             (73,428)
      Capital distributions from unconsolidated
         partnership interests                                          194,114               77,385
      (Increase) decrease in assets -
         Accounts receivable - trade                                     (7,560)            (404,687)
         Prepaid expenses and other                                    (421,343)             (16,344)
       Increase (decrease) in liabilities -
         Accounts payable                                              (230,599)             383,967
         Other accrued expenses                                       4,306,064             (160,088)
                                                                      ---------             --------
         Net cash provided by operating activities                    3,052,132            2,650,803
                                                                      ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Acquisition of land/real estate development                   (41,139)             (101,338)
         Increase in restricted cash                                (2,641,333)             (642,168)
         Cash collected on sale of property and equipment            2,038,910               399,659
         Change in affiliates accounts and notes receivable            (38,672)              133,174
         Purchase of property building and equipment               (28,272,365)           (1,685,538)
         Deposits and other assets                                     294,212              (858,077)
         Change in non-affiliate accounts receivable                   235,291               203,656
                                                                   -----------            ----------

            Net cash used in investing activities                  (28,425,096)           (2,550,632)
                                                                   -----------            ----------


CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from borrowings                                   27,300,000                    --
         Repayment of mortgages                                       (699,318)             (380,342)
         Distributions to limited partners                             (80,352)              (80,000)
         Purchase of treasury stock                                         --               (41,251)
         Proceeds from stock options exercised                          15,000             1,039,211
         Dividends paid                                                (95,490)              (95,490)
         Borrowings (Repayments) on line of credit, net               (412,537)              512,536
         Proceeds from sale of common stock                          1,000,000                    --
                                                                   -----------            ----------

            Net cash provided by financing activities               27,027,303               954,664
                                                                   -----------            ----------

         NET INCREASE IN CASH AND CASH
            EQUIVALENTS                                              1,654,339             1,054,835

         CASH AND CASH EQUIVALENTS - beginning of period               670,736             1,057,368

         CASH AND CASH EQUIVALENTS - end of period                  $2,325,075            $2,112,203
                                                                   -----------            ----------
                                                                   -----------            ----------

         OTHER INFORMATION:
            Cash paid during the period for:
               Interest                                            $10,035,108            $6,072,533
               Income taxes                                        $    36,505            $   31,279


  The accompanying notes are an integral part of these consolidated statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                               September 30, 1998
                                   (unaudited)


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

Other footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1997 Form 10-KSB.

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

On October 5, 1995, the Company entered into an agreement with US Franchise Systems, Inc. ("USFS") pursuant to which USFS purchased worldwide franchising and administration for the Microtel hotel chain (the "USFS Agreement"). Following this transaction, the Company ceased its franchising activities. Although the agreement was entitled Joint Venture Agreement, the transaction was structured as an outright sale of the Company's franchising rights.

Pursuant to the USFS Agreement, the Company will receive $4 million over a three year period, allocated as follows: $3,037,640 for the purchase of the franchising assets; $700,000 for consulting services over three years; and $262,360 in interest related to deferred payments. Expenses of $121,759 were netted against the purchase price. Of the total consideration, $2 million was paid at closing, $1 million was paid at the first anniversary and $500,000 at the second anniversary, and an additional $500,000 is due at the third anniversary. In addition to the lump sum payments, the Company is entitled to receive royalty payments from properties franchised by USFS at the rate of 1% of gross room revenues from hotels 1-100; .75% from hotels 101-250; and .5% for all hotels in excess of 250.

As a result of the sale of its franchising system pursuant to the USFS Agreement, the Company has focused its efforts on developing, building and managing various hotel products, including Microtel Inns. The Company has had this focus since it acquired Hudson Hotels Corporation in 1992. Also, during 1996 and 1997, the Company embarked upon a significant expansion and development program, which included several acquisitions and the development of five (5) Microtel Inns through a joint venture partnership.

The Company operates in the industry segment of hotel development and management.

3.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

The following is a summary of condensed financial information for the unconsolidated partnerships which the Company does not control for the nine month period ended September 30, 1998 and 1997.


                                                                           1998                         1997
                                                                           ----                         ----

Property and equipment, net of accumulated depreciation                 $30,889,368                  $31,284,051

Current assets                                                            2,957,720                    3,161,388

Other assets                                                                856,896                    1,080,655
                                                                        -----------                  -----------

   TOTAL ASSETS                                                          34,703,984                   35,526,094
                                                                        -----------                  -----------

Mortgage and notes payable - current                                      1,811,670                    1,671,671

Other current liabilities                                                   933,798                    1,080,030

Mortgage/Notes payable - noncurrent                                      24,946,567                   25,030,217
                                                                        -----------                  -----------

   TOTAL LIABILITIES                                                     27,692,035                   27,781,918
                                                                        -----------                  -----------

NET ASSETS                                                              $ 7,011,949                  $ 7,744,176
                                                                        -----------                  -----------
                                                                        -----------                  -----------

   COMPANY'S SHARE                                                      $ 1,752,798                  $ 1,900,010
                                                                        -----------                  -----------
                                                                        -----------                  -----------

Net revenues                                                            $10,471,128                  $ 8,890,176

Operating expenses                                                        3,760,551                    4,867,485
                                                                        -----------                  -----------

Income from operations                                                    6,710,577                    4,022,691

Other expense, net                                                       (5,676,878)                  (3,421,882)
                                                                        -----------                  -----------

NET INCOME                                                              $ 1,033,699                  $   600,809
                                                                        -----------                  -----------
                                                                        -----------                  -----------

   COMPANY'S SHARE                                                      $   165,291                  $    73,428
                                                                        -----------                  -----------
                                                                        -----------                  -----------


4.    LINE OF CREDIT

The Company has a $400,000 line of credit with a commercial bank, with an interest rate of prime plus 1 1/2%. Amounts borrowed are collateralized by land in Tonawanda, New York. Borrowings under this line of credit were $300,000 at September 30, 1998.

5.       Long Term Debt

         In September 1998, the Company and Equity Inns agreed to revise the principal payment schedule to provide a $1,000,000 principal payment on October 31, 1998 and $250,000 principal payments every three months thereafter. A balloon payment of $1,134,052 is due October 31, 2000. The interest rate will remain at 10%.

         As a result of postponing the initial public offering of Hudson Hotels Trust, the Company has acquired all of the equity interest in Hudson Hotels Trust and has assumed $4 million in promissory notes. The promissory notes consist of two (2) 12% notes payable to independent third parties payable in monthly installments of interest only, with the principal balance due on April 30, 1999. At the option of the note holders, at the stated maturity, the notes may be converted into term loans, bearing interest at 12% and 60 equal monthly principal payments of $33,333. The notes can be prepaid at any time prior to maturity. The notes are secured by the pledge of 1,333,332 shares of common stock of the Company as security of the payment of the notes to the independent third parties. In addition, the Company issued warrants to acquire 500,000 shares of the Company's common stock at $4.00 a share, which expire April 30, 2003, to the independent third parties as consideration for amounts loaned. The value of the issued warrants are expensed over the expected period of the loans.

         As a result of the acquisition of three (3) hotel properties (see Note
         8), the Company has added the following long-term debt:

                  Note payable to Capital America, dated August 14, 1998, totaling $18.3 million, due in monthly installments of interest only of LIBOR +2.75% until August 1999, after which time the note can be converted to a loan which will have an interest rate of 2.25% in excess of the ten year treasury bill rate at the date of conversion.

                  A $5 million contribution to HH Bridge, L.P., from an independent third party on which HH Bridge, L.P. will make quarterly payments of $250,000 which the Company treats as interest payments. See Note 8 for a description of principal due dates.

         Future minimum repayments under long-term debt are as follows:

                 Remainder 1998              $1,233,899
                 1999                         8,067,700
                 2000                         7,896,956
                 2001                         7,897,342
                 2002                        14,625,816
                 2003 and thereafter        118,871,477
                                           ------------
                 TOTAL                     $158,593,190
                                           ------------
                                           ------------


6.       Commitments and Contingencies

         The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $198,948 and $115,124 for the periods ending September 30, 1998 and 1997, respectively. Future minimum lease payments under operating leases are approximately:
         remainder of 1998 - $104,300; 1999 - $417,209; and 2000 - $409,056.

         The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors based on franchise agreements which extend from ten to sixteen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $1,654,000 and $782,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

         The deposit shall be returned to the Company in the event the Landlord sells the premises based on 25% of the net proceeds of such sale, as defined in the lease agreement. Future minimum lease payments under this operating lease are approximately: remainder of 1998 - $228,500; 1999 - $914,000; 2000 - $914,000; 2001 - $914,000; 2002 - $914,000;
         thereafter $1,675,667.

         The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, North Carolina. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten-year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 plus one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $16,500 for the nine month period ended September 30, 1998 and 1997.

         The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:


                   Remainder of 1998               $5,500
                   1999                            22,000
                   2000                            22,000
                   2001                            22,000
                   2002                            22,000
                   Thereafter                     726,000
                                                 --------
                                                 $819,500
                                                 --------
                                                 --------


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

         At September 30, 1998, Company has net operating loss carryforwards for income tax purposes of approximately $9,986,000 which may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

8.        Acquisition

         On August 14, 1998, HH Bridge, L.P. ("the Partnership"), a limited partnership in which the Company has a 42% interest, completed the acquisition of three hotel properties from an unrelated third party for approximately $26.6 million plus other indirect costs. The purchase price is subject to adjustment and includes cash paid for assets purchased and other direct costs of the acquisitions. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of the three hotels have been included in the consolidated operating results since the date of the acquisition.

         The funds used to acquire the three hotel properties were provided by cash from the Partnership and long-term borrowings. The Company funded the partnership through long-term borrowings and cash from operations.

         The Partnership agreement provides for put and call arrangements on the third party limited partner's ("M, L, R & R") 58% partnership interest in HH Bridge, L.P. M, L, R & R shall have the right, prior to July 14, 1999, to cause the Company to purchase M, L, R & R's entire partnership interest for $6 million (the "Put"). If the Put is exercised, the closing of the purchase of M, L, R & R's partnership interest shall take place on August 14, 1999. The Company shall have the right to purchase M, L, R & R's entire partnership interest for $6 million by November 13, 1999, at which point such purchase price of $6 million increases $66,667 for each month thereafter. The Company will be required to purchase M, L, R & R's partnership interest on August 13, 2003 for $9 million.

         As a result of the Put arrangement in the partnership agreement, the Company has consolidated the balance sheet and statement of operations of HH Bridge, L.P. within the Company's financial statements. In addition, the Company has classified M, L, R & R's interest in the Partnership as long-term debt and will record any increases in the purchase price as financing costs.

9.        Settlement of Litigation

         On September 30, 1998, the Company reached settlement in long standing litigation with plaintiffs, Ladenburg, Thalmann Co., who alleged a breach of contract by the Company. In exchange for termination of the lawsuit and mutual release, the Company paid to the plaintiff a total of $100,000 in cash and 200,000 shares of common stock valued at $375,000.

10.       Non-Recurring Cost

         During the third quarter of 1998, the Company recognized unusual charges of $4.84 million ($2.95 million or $0.57 per share after tax). These charges include (i) a deposit and direct costs related to the postponed acquisition of twenty-six Fairfield Inns by Marriott that are under contract to Hudson Hotels Trust and (ii) costs incurred by the Company as Hudson Hotels Trust was unable to raise funds through an initial public offering. These costs and deposits were written off due to current economic conditions, which have prevented the completion of Hudson Hotels Trust's initial public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with the entire Form 10-KSB 1997 Annual Report. Particular attention should be directed to the Consolidated Financial Statements found at Item 7 and Management's Discussion and Analysis of Financial Condition and Results of Operations found at Item 6.

As a result of the acquisition of nine (9) Hampton Inns on October 31, 1997, and the consolidation of HH Bridge, L.P. on August 14, 1998, a significant portion of the current results are not directly comparable to prior year results, specifically hotel operating revenues and direct costs, expenses and interest expense.

RESULTS OF OPERATIONS

Three months ended September 30, 1998, compared to the three months ended September 30, 1997:

Total operating revenues increased $6,343,421, or 61% to $16,677,763 for the three months ended September 30, 1998, from $10,334,342 for the three months ended September 30, 1997, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATING REVENUES were $16,087,093 for the three months ended September 30, 1998, an increase of $6,189,263, or 63%, from $9,897,830 for the three months ended September 30, 1997. Hotel operations consisted of the following:


                                                               Three Months Ended
                                                 September 30, 1998         September 30, 1997
                                                 ------------------         ------------------
            Hotel room revenue                      $13,666,122                   $8,191,814
            Beach club revenue                          296,089                      319,988
            Food and beverage revenue                 1,595,377                    1,111,110
            Other                                       529,505                      274,918
                                                    -----------                   ----------

                 Total                              $16,087,093                   $9,897,830
                                                    -----------                   ----------
                                                    -----------                   ----------


Hotel room revenues for the three month period ended September 30, 1998 increased $5,474,308, or 67%, to $13,666,122 from $8,191,814 for the three month period ended September 30, 1997. The increase is primarily the result of acquiring nine (9) hotels on October 31, 1997, and three (3) hotels on August 14, 1998, thus the revenue for the acquisitions was not included for the three months ended September 30, 1997. Occupancy and average daily room rates for the Company owned hotels were 76.9% and $59.98, respectively, for the three months ended September 30, 1998, and 75.1% and $56.69, respectively, for the three months ended September 30, 1997.

The Beach Club revenue, which totaled $296,089 for the three month period ended September 30, 1998 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, decreased $23,899, or 7%, from the comparable period in 1997. The decrease is specifically attributable to a decrease in initiation fees collected from new members.

Food and beverage revenue was $1,595,377 for the three month period ended September 30, 1998, compared to $1,111,110 for the three month period ended September 30, 1997, an increase of $484,267, or 44%. The increase is primarily the result of additional food and beverage volume at the Canandaigua Inn on the Lake.

ROYALTIES for the three month period ended September 30, 1998 increased $129,625 to $372,429 from $242,804 for the three month period ended September 30, 1997, an increase of 53%. The increase is attributable to one hundred (100) franchised Microtel Inns in operation at September 30, 1998, as opposed to fifty-eight (58) in operation at September 30, 1997. The Company receives all royalties on twenty-eight (28) of the one hundred (100) franchised Microtel Inns and on the remaining seventy (70) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS of 1% of gross room revenues. After USFS has separately franchised 100 hotels, the royalty rate drops to .75% for hotels 101-250; and .5% for hotels 251 and beyond.

As a result of the Company's joint venture agreement (the "USFS Agreement") with US Franchise Systems, Inc., the Company has retained the right to collect franchise placement fees on an additional twenty-two (22) Microtel Inn properties (for a total of 50 properties) and ten (10) "suite" properties and retain all royalties on these fifty (50) Microtel Inns and ten (10) new suites properties. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises it opens based on the schedule discussed in the preceding paragraph.

MANAGEMENT FEES for the three month period ended September 30, 1998, remained consistent compared to the same three-month period ended September 30, 1997. The schedule of owned and managed hotels is summarized below:


                                                  September 30, 1998        September 30, 1997
                                                  ------------------        ------------------
       Owned                                             28                          17
       Managed with financial interest                   10                          10
       Other managed                                      5                           5
                                                       ----                         ---
                                                         43                          32
                                                       ----                         ---
                                                       ----                         ---

Management fees of approximately $652,000, generated by the twenty-eight (28) owned hotels for the three month period ended September 30, 1998, were eliminated for consolidation purposes.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and build Microtel Inns on sites acquired (iii) opportunistic acquisition of existing hotels and (iv) pursuing strategies intending to form a "paperclipped" REIT in order for the Company to benefit from leasing hotel properties from the REIT. There is no assurance that the Company will be successful in these efforts.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses and undistributed expenses) for the three months ended September 30, 1998 was 41%, compared to 43% for the three months ended September 30, 1997. The decrease in gross operating margin is a result of undertaking operational steps to improve customer service and improve the physical plant through repairs and maintenance to the properties purchased in 1997 and 1996.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $295,444, or 39%, to $1,059,236 from $763,792 for the three month period ended September 30, 1998. The increase is primarily a result of the following: (1) increases in professional fees incurred for the three month period ended September 30, 1998, compared to the three month period ended September 30, 1997, (2) payroll expense increased as a result of the addition of employees and (3) rent expense associated with leasing new office space.

DEPRECIATION AND AMORTIZATION for the three month period ended September 30, 1998 increased $624,749, or 64%, to $1,602,007 from $977,258 for the three month period ended September 30, 1997. The increase is a result of the acquisition of nine (9) hotels on October 31, 1997, and three (3) hotels on August 14, 1998, thus recording additional depreciation and amortization during the three months ended September 30, 1998.

OTHER EXPENSE for the three month period ended September 30, 1998 had an overall expense increase of $6,932,120 to $8,951,238, or 343%, from $2,019,118 for the three month period ended September 30, 1997. The increase is primarily the result of incurring additional debt for the acquisition of nine (9) hotels on October 31, 1997, three (3) hotels on August 14, 1998, litigation settlement totaling $475,000 (see Note 9), and non-recurring charges totaling $4,838,872 (see Note 10). Of the $3,696,176 in total interest expense, for the three months ended September 30, 1998, 60% relates to the mortgages held on the hotels acquired in 1996, 1997 and 1998. The remaining 40% represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, Tonawanda bond issue and line of credit.

EQUITY IN OPERATIONS OF AFFILIATES represents the net income incurred from the Company's equity investment in various hotels. The income for the three month period ended September 30, 1998 increased $34,777, or 53%, to $100,387 from $65,610 for the comparable three month period September 30, 1997, as a result of various hotel properties in a partnership still undergoing a start-up period of lower revenues for the three months ended September 30, 1997.

INCOME TAXES - The benefit for income taxes for the three month period ended September 30, 1998, represents federal and state income tax generated by the net loss before tax of $5,272,748 (including the equity in income from affiliates and minority interest). The benefit includes tax expense/benefit from the valuation of deferred tax assets and liabilities. The benefit for income taxes of $2,053,150 for the three month period ended September 30, 1997 represents federal and state tax benefit on loss before tax.

NET INCOME/LOSS - As a result of the above factors, net income decreased $3,393,923 from $174,325 for the three month period ended September 30, 1997 to net loss of $3,219,598 for the three month period ended September 30, 1998, a decrease of 1,947%. The net loss per common share - basic of $0.61, compared with net income per common share - basic and diluted of $0.03 for the three month period ended September 30, 1997.

Nine months ended September 30, 1998, compared to the nine months ended September 30, 1997

Total operating revenue increased $15,128,993, or 53%, to $43,472,998 for the nine months ended September 30, 1998, from $28,344,005 for the nine months ended September 30, 1997, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATING REVENUES were $41,840,741 for the nine months ended September 30, 1998, an increase of $14,836,522, or 55%, from $27,004,219 for the nine months ended September 30, 1997. Hotel operations consist of the following:


                                                                     Nine Months Ended
                                                 September 30, 1998                     September 30, 1997
                                                 ------------------                     ------------------

Hotel room revenue                                   $35,670,991                            $22,281,320
Beach club revenue                                     1,057,863                                986,560
Food and beverage revenue                              3,614,329                              2,763,095
Other                                                  1,497,558                                973,244
                                                     -----------                            -----------

    TOTAL                                            $41,840,741                            $27,004,219
                                                     -----------                            -----------
                                                     -----------                            -----------


Hotel room revenues for the nine month period ended September 30, 1998 increased $13,389,671, or 60%, to $35,670,991 from $22,281,320 for the nine month period ended September 30, 1997. The increase is primarily the result of acquiring nine
(9) hotels on October 31, 1997, and three (3) hotels on August 14, 1998, thus the revenue for the acquisition was not included for the nine months ended September 30, 1997. Occupancy and average daily room rates for the Company owned hotels were 70.2% and $58.92, respectively, for the nine months ended September 30, 1998 and 68.7% and $56.24, respectively, for the nine months ended September 30, 1997.

The beach club revenue, which totaled $1,057,863 for the nine month period ended September 30, 1998 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $71,303, or 7%, from the comparable period in 1997. The increase is specifically attributable to increase in initiation fees being charged to new members.

Food and beverage revenue was $3,614,329 for the nine month period ended September 30, 1998, compared to $2,763,095 for the nine month period ended September 30, 1997, an increase of $851,234, or 31%. The increase is primarily the result of additional volume at the Canandaigua Inn on the Lake.

ROYALTIES for the nine month period ended September 30, 1998, have increased $318,716 to $862,643 from $543,927 for the nine month period ended September 30, 1997, an increase of 59%. The increase is attributable to one hundred (100) franchised Microtels in operation at September 30, 1998, as opposed to fifty-eight (58) in operation at September 30, 1997.

As a result of the USFS Agreement, the Company has retained the right to collect franchise placement fees on an additional twenty-two (22) Microtel properties and ten (10) "suite" properties and retain all royalties on the fifty (50) Microtels and ten (10) suites. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open.

Overall, MANAGEMENT FEES for the nine month period ended September 30, 1998, remained consistent with the same nine month period ended September 30, 1997. The schedule of owned and managed hotels is summarized below:


                                                 September 30, 1998                     September 30, 1997
                                                 ------------------                     ------------------

Owned                                                         28                                     17
Managed with financial interest                               10                                     10
Other managed                                                  5                                      5
                                                             ----                                   ----

                                                              43                                     32
                                                             ----                                   ----
                                                             ----                                   ----

Management fees of approximately $2,038,000 were generated by the twenty-eight
(28) owned hotels for the nine months ended September 30, 1998, which were eliminated for consolidation purposes.

The Company plans to continue its revenue growth by implementing the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and building Microtel Inns on sites acquired (iii) opportunistic acquisition of existing hotels and (iv) pursuing strategies intending to form a paperclipped REIT in order for the Company to benefit from leasing hotel properties from the REIT. There is no assurance that the Company will be successful in these efforts.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the nine months ended September 30, 1998 was 41.6%, compared to 40.8% for the nine months ended September 30, 1997. The increase is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1996, 1997, and 1998.

CORPORATE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $624,758, or 31%, from $1,990,516 to $2,615,274 for the nine month period ended September 30, 1998. The increase is primarily a result of the following: (1) professional fees increased for the nine month period as a result of Company growth, (2) payroll expense increased as a result of pay increases and the addition of employees and
(3) rent expense associated with leasing new office space.

DEPRECIATION AND AMORTIZATION for the nine month period ended September 30, 1998, increased $1,504,439, or 52%, to $4,393,435 from $2,888,966 for the nine month period ended September 30, 1997. The increase is a result of the acquisition of nine (9) hotels on October 31, 1997, and three (3) hotels on August 14, 1998, thus recording additional depreciation and amortization during the nine month period ended September 30, 1998.

OTHER EXPENSE for the nine month period ended September 30, 1998 had an overall expense increase of $9,287,966 or 155% to $15,262,222 from $5,974,256 for the nine months ended September 30, 1997. The increase is primarily the result of incurring additional debt for the acquisition of nine (9) hotels on October 31, 1997, and three (3) hotels on August 14, 1998, litigation settlement totaling $475,000 (see Note 9), and non-recurring charges totaling $4,838,872 (see Note
10). Of the $10,189,863 in total interest expense, 60% relates to the mortgages held on the hotels acquired in 1997 and 1998. The remaining 40% represents interest on the Company's outstanding convertible debentures, mezzanine financing, additional note payable relating to the purchase of hotels, Tonawanda bond issue and line of credit.

EQUITY IN OPERATIONS OF AFFILIATES represents the net income incurred from the Company's equity investment in various hotels. The income for the nine month period ended September 30, 1998 increased $91,863, or 125%, to $165,291 from $73,428 for the comparable nine months ended September 30, 1997, as a result of the improved performance of various hotel properties in a partnership that was still undergoing a start-up period of lower revenues for the nine months ended September 30, 1997.

INCOME TAXES - The benefit for income taxes for the nine month period ended September 30, 1998 and 1997, represents federal and state income tax benefit generated by the net loss before tax of $5,594,928 (including the equity in income from affiliate and minority interest) and $181,949, respectively. The benefit includes benefit from the valuation of deferred tax assets and liabilities.

NET LOSS - As a result of the above factors, net loss increased $3,303,737 from $109,169 for the nine month period ended September 30, 1997, to a net loss of $3,412,906 for the nine month period ended September 30, 1998, an increase of 3,026%. The net loss per common share - basic of $0.67 for the nine month period ended September 30, 1998, compared with a net loss per common share - basic of $0.04 for the nine month period ended September 30, 1997.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 1998, the Company had a $400,000 working capital demand line note with a commercial bank which bears interest a rate of prime plus 1/2%. Amounts borrowed are collateralized by unencumbered land. At September 30, 1998, $300,000 was borrowed under the term of this line.

At September 30, 1998, the Company had $2,325,075 of cash and cash equivalents compared with $670,736 at December 31, 1997. The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds are released several times monthly for application against current liabilities. The balances held in escrow on September 30, 1998 and December 31, 1997 were $6,105,261 and $3,463,928, respectively.

Net cash flows provided by operating activities were $3,052,132 for the nine month period ended September 30, 1998, an increase of $401,329 from $2,650,803, for the comparable period in 1997. The net increase is primarily the result of the acquisition of nine (9) Hampton Inns on October 31, 1997, and consolidation of HH Bridge, L.P. Earnings were offset by the non-recurring charge of $4.9 million (see Note 10). In addition, the Company increased its other accrued expenses from December 31, 1997, by approximately $4.3 million primarily resulting from accruing (i) approximately $1.6 million for the non-recurring charge (see Note 10) and (ii) $1.0 million for the purchase premium of HH Bridge, L.P. (see Note 8) and (iii) $1.7 million for regular operating activities as it relates to the acquisition of nine (9) Hampton Inns on October 31, 1997, and consolidation of HH Bridge, L.P.

Net cash flows used in investing activities was $28,425,096 for the nine month period ended September 30, 1998, an increase of $25,874,464 from $2,550,632, for the comparable period for 1997. Net cash used by investing activities for the nine months ended September 30, 1998, reflects primarily the acquisition of three (3) hotels for $26.6 million (see Note 8), $2,641,333 was placed into escrow as required by the loan agreements, $1,664,092 of capital improvements to twenty-five (25) hotels and $2,038,910 of cash received for the sale of property and equipment.

Net cash flows provided by financing activities was $27,027,303 for the nine month period ended September 30, 1998. Net cash used in financing activities consists of net repayments on the line of credit totaling $412,537, proceeds from the exercise of options totaling $15,000 for the nine month period ended September 30, 1998, repayment of mortgages $699,318, preferred dividends $95,490, proceeds from the sale of stock of $1 million and proceeds from borrowings of $27.3 million primarily utilized for the acquisition of the three (3) hotel properties in HH Bridge, L.P.

EBITDA increased by $5,246,586, or 60%, to $13,934,591 for the nine month period ended September 30, 1998, compared to $8,688,005 for the comparable period in 1997. EBITDA is defined as earnings before interest expense, income taxes, depreciation, amortization, minority interest and equity of affiliates. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The increase is primarily a result of the acquisition of nine (9) hotel properties acquired on October 31, 1997, and the acquisition of three (3) hotels on August 14, 1998 (See Note 8) and improved operating performance of the existing hotel properties held by the Company prior to the October 31, 1997 acquisition.

The Company's principal sources of liquidity are existing cash balances and cash flow from operations. As a result of the Company's non-recurring charge (see
Note 10), the Company may require additional capital to continue its operations. Strategies which the Company is considering to increase liquidity will include extending payables or obtaining a line of credit. There is no assurance such strategies or financing will work or be available in amounts required or on terms satisfactory to the Company. There is no assurance that the Company will be successful in these efforts.

                Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Capital Resources and Liquidity are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes", "anticipates", "expects", or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks, assumptions and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these risks, assumptions and uncertainties carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Seasonality

The lodging industry is seasonal in nature. Generally, the Company's hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues and profitability of the Company. Quarterly earning also may be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors and other considerations affecting travel.

Year 2000

In 1997, the Company began the process of identifying and evaluating specific risk areas necessary to address the Year 2000 issue. This issue affects information technology ("IT"), non-IT systems, and exposure from third-party risks that have time-sensitive programs or imbedded technology that may not properly recognize the Year 2000 which could result in system and/or operating failures. The Company is communicating with software/hardware vendors and others with which it conducts business to help identify and resolve the Year 2000 issue. The total Year 2000 associated costs have not been completely quantified, but it is not expected to have a material adverse impact on the Company's financial condition or results of operations. However, no estimates can be made as to the potential adverse impact that may result from the failure of the Company's software/hardware vendors and third parties with which it conducts business to become Year 2000 compliant. Costs related to the Year 2000 issue are being expensed as incurred. It is management's understanding that significant third party vendors with which it does business are now, or will be in a timely manner, year 2000 compliant. However, if the company or one or more of the third party vendors fail to complete its Year 2000 program in a timely manner, there can be no assurance that such failure will not have a material adverse effect on the Company's operations or financial position.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking an unspecified amount of damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8,1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial in January 1999.

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

On June 18, 1998, Vickie Lynn Webb filed a civil suit against the Company and others in United States District Court in the Eastern District of Tennessee, alleging sexual harassment and asking for unspecified damages. The allegations were based upon alleged actions of the manager and another employee of the hotel. The lawsuit has been settled without material cost to the Company.

After taking into consideration legal Counsel's evaluation of all such actions, management is of the opinion that the outcome of such proceedings or claims which is pending, or known to be threatened (as described above) individually or in the aggregate, will not have a significant effect on the Company's financial statements.

On June 20, 1995, Ladenburg, Thalmann & Co., Inc., the Company's former investment bankers, filed a complaint in New York State Supreme Court against the Company alleging breach of contract and damages of $906,250 relating to the Company's rescission of a warrant granted to them in connection with the investment advisory agreement. In February 1994, the Board of Directors of the Company determined that Ladenburg had been otherwise adequately compensated for such services as were actually performed, and voted to rescind the warrant. On September 30, 1998, the Company reached settlement with Ladenburg, Thalmann & Co. The Company funded a total of $100,000 in cash and 200,000 shares of common stock valued at $375,000 in settlement of the litigation.

Item 2.  Change in Securities and Use  of Proceeds

On August 17, 1998, the Company sold 333,334 shares of its common stock, par value $.001 to a single purchaser, M, L, R & R, for a purchase price of $3.00 per share, an aggregate consideration of $1,000,000 cash. No underwriter or placement agent was involved in the sale; no discounts or commissions were paid in connection with this sale. The shares were offered only to this purchaser; the purchaser is an accredited investor. The Company has relied upon section 4(2) and 4(6) of the Securities Act of 1933 for exemption from registration of these securities.

In September 1998, the Company issued 20,000 shares of its common stock, par value $.001, to a consultant in satisfaction of $40,000 of consulting services. No discounts or commissions were paid in connection with this issuance. The Company has relied on section 4(2) of the Securities Act of 1933 for exemption from registration of these securities.

On September 30, 1998, the Company issued 200,000 shares of its common stock, par value $.001, to the plaintiff in a lawsuit against the Company, in consideration of settlement and dismissal of the lawsuit. No discounts or commissions were paid in connection with this issuance. The Company relied upon section 4(2) of the Securities Act for exemption from registration of these securities; however, pursuant to the settlement agreement, the Company will register these shares for sale by the current holder.

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

During the second and third quarters of 1998, the Company pursued a strategy as sponsor of a real estate investment trust to establish a "paper clip" REIT to acquire and hold properties, including those currently owned by the Company, and lease them to the Company. The Company caused the formation of Hudson Hotels Trust, a Maryland real estate investment trust (the "Trust"), and a subsidiary limited partnership (the "OP") to act as the operating partnership of the Trust. The Company caused the Trust to enter into two real estate purchase contracts with independent third party sellers to purchase a total of 29 hotel properties, and to undertake the due diligence, debt negotiation, and other activities, and to incur the attendant costs required, to be prepared to close upon the purchase of those properties.

The Company caused the Trust to prepare and file with the Securities and Exchange Commission a registration statement for the sale of Trust equity securities, and to incur the legal, accounting, printing, and fee expenses related to that effort. Certain officers of the Company participated in the "road show" to promote the sale of stock of the Trust throughout July.

The Company funded the Trust by (i) directly lending the sum of $1,200,000 to the Trust; (ii) assigning to the OP, in exchange for partnership units, the option to purchase three of the properties to be acquired, for which the Company had paid $630,000; and (iii) supporting the incurrance of various costs and fees associated with the offering of Trust securities, the acquisition of the 29 properties, and the mortgage financing thereof. In addition, the Trust borrowed an aggregate of $4,000,000 from two independent individuals. This debt bears interest at 12% payable monthly, is due on April 30, 1999, and can be converted, at the note holder's option, to a 5-year amortizing term loan. To support these loans, the Company pledged 1,333,332 shares of its common stock as collateral, and issued an aggregate of 500,000 warrants for its common stock, exercisable at $4.00 per share and expiring April 30, 2003.

At the end of July, the Company and its underwriters determined that pricing was not favorable to the Company in the current market, and the offering was delayed several times. At the end of August, the Company, the Trust and the underwriters determined that adverse market conditions had forced the indefinite postponement of the offering and sale of stock in the Trust. The Company intends, however, to continue to pursue its strategy of alliance with a REIT in a "paperclip" structure.

Following the initial delay of the Trust's initial public offering, the Company sponsored the organization of a Virginia limited partnership, HH Bridge, L.P., to acquire three of the properties under contract to the Trust from the seller thereof. The Company contributed $3,643,000 to the capital of the Partnership for a 1% general partnership interest and a 41.2% limited partnership interest; M, L, R & R, an investment partnership, contributed $5,000,000 for a 57.8% limited partnership interest. Under the Partnership Agreement,

M, L, R & R receives a 20% preferred return on its investment, payable quarterly. The Company receives all income of the Partnership in excess of that preferred return. M, L, R & R has the right to put its partnership interest to the Company on August 14, 1999 for $6,000,000. The Company has the right at any time to purchase the partnership interest of M, L, R & R for a purchase price fixed at $6,000,000 through November 13, 1999 and thereafter increasing at $66,666.67 per month. If not sooner purchased, the Company is required to purchase M, L, R & R's interest on August 13, 2003 for $9,000,000.

The Partnership utilized its capital to acquire, on August 14, 1998, the following three hotel properties for an aggregate purchase price of approximately $26,600,000:

         Holiday Inn - Cleveland, Ohio: A 146 room full-service hotel located just off Interstate 71, approximately two miles northeast of the Cleveland Hopkins International Airport.

         Comfort Suites - Cheektowaga (Metropolitan Buffalo), New York: A 100 suite (1 and 2 bedrooms with separate living, sleeping and kitchen areas) hotel located adjacent to the Greater Buffalo International Airport, near the intersection of Interstate 90 and State Route 33.

         Hampton Inn - Cheektowaga (Metropolitan Buffalo), New York: A 135 room limited-service hotel located just off exit 52W off Interstate 90.

The purchase price was determined by arms-length negotiation after analysis and valuation by the Company based upon historic and projected operating results of the hotels. In addition to the capital contributions set out above, the Partnership placed a $18,300,000 mortgage loan on the acquired properties with Capital Company of America, LLC, as Lender. There were no material relationships between the Partnership and the Seller on one side and the Seller on the other side prior to the acquisition.

As a result of the indefinite postponement of the initial public offering of the Trust and the subsequent acquisition of three properties by HH Bridge, L.P., the Company has assumed responsibility for the $4,000,000 in loans due to third party investors, and for approximately $4.8 million in fees, costs and expenses relating to the proposed IPO of the Trust and related real estate acquisitions.

Item 6.  Exhibits and Reports on Form 8-K

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



                                        HUDSON HOTELS CORPORATION
                                 -----------------------------------------------
                                               (Registrant)

Date:    11/9/98                 /s/  John Sabin
                                 -----------------------------------------------
                                 John Sabin, Executive Vice President and
                                    Chief Financial Officer

Date:    11/9/98                 /s/  Taras M. Kolcio
                                 -----------------------------------------------
                                 Taras M. Kolcio, Vice President, Controller and
                                  Chief Accounting Officer