Form 10KSB/A
period 1997-12-31
HUDSON HOTELS CORP
filed 1999-02-18
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                 AMENDMENT NO. 2
                                       TO
                                  FORM 10-KSB/A

                       AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                            HUDSON HOTELS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 2

            The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report for the fiscal year ended December 31, 1997 on Form 10-KSB as set forth in the pages attached hereto:



            Item 3.  Legal Proceedings

            Item 7.  Financial Statements


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

                           Item 3. Legal Proceedings


On October 26, 1990, a complaint was filed in Palm Beach County Circuit
Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking an unspecified amount of damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson
Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8,1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial in April 1999.



On February 11, 1993, a complaint was filed in the Western District of New York, United States District Court, by John Miranda, Susan Miranda and Christopher Miranda, seeking monetary damages and costs in the aggregate amount of $20,000,000 against Quality Inn International, Choice Hotels International, and naming Hudson as a co-defendant. The requested relief in this case, John Miranda and Susan Miranda and Christopher Miranda vs. Quality Inns International Inc., Choice Hotels International Inc., Ridge Road Hotel Properties, Ridge Road Hotel Properties d/b/a Comfort Inn, a/k/a Comfort Inn West, Hudson Hotels Corp., and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley, was based on allegations that John Miranda, while staying at the Comfort Inn, stepped on a needle, and claims negligence and lack of due care on the part of the defendants. This case is being diligently defended by the insurance carrier of Ridge Road Hotel Properties and Hudson and is expected to go to trial in May 1999. The Company believes that it has adequate insurance for any potential loss.



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



US Franchise Systems, Inc. ("USFS") has informed Hudson Hotels Corporation that USFS will claim indemnity under the Joint Venture Agreement for any liability to USFS arising out of the following suit: Plaintiff Larry Owens, a guest in the process of registering at the Birmingham Microtel Inn, seeks monetary damages in the amount of $500,000 plus $2,000,000 in punitive damages for injury arising out of a gun shot wound to the buttocks, which occurred during a robbery of the hotel. This case was commenced in Alabama State Court on December 13, 1996. This lawsuit was settled in April 1998 without payment by the Company.

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



Wilson Enterprises, L.P., a partnership the general partners of which are E. Anthony Wilson and Ralph L. Peek, shares office space with the Company and reimburses the Company for the direct costs that are associated therewith. During 1997, Wilson Enterprises, L.P. reimbursed the Company $4,829 for such costs.



In May 1998, Hudson Hotels Trust, a newly-formed Maryland real estate investment trust, borrowed $2,000,000 in seed capital financing from M,L,R and R, a New York partnership of which Richard Sands is a partner, to finance its start-up operations through its anticipated initial public offering. The Company intended to enter into a strategic alliance with this real estate investment trust which was anticipated to have significant benefits for the future operations of the Company. In order to induce the partnership to loan the seed capital money to the trust, the Company issued to the partnership warrants to purchase 250,000 shares of the Company's common stock at a strike price of $4.00. This was the approximate trading price of the stock at issuance of the warrants. M,L,R&R and its partners collectively own more than 10% of the Company's outstanding common stock; in addition, Mr. Sands is the husband of Jennifer Sands, the beneficiary of the Q-Tip Trust of Jennifer L. Ansley, which Q-Tip Trust is a greater than 5% shareholder of the Company.



ACQUISITION OF PROPERTIES. In August 1998, the Company organized a Virginia limited partnership, HH Bridge, L.P., to acquire three properties. It contributed $3,643,000 to the capital of the Partnership for a 1% general partnership interest and a 41.2% limited partnership interest M,L,R&R, contributed $5,000,000 for a 57.8% limited partnership interest. The partnership agreement provides that:



     - M,L,R&R receives a $250,000 guaranteed payment each quarter
     - Hudson receives all income of the partnership in excess of that preferred return
     - M,L,R&R has the right to require the Company to purchase its partnership interest on August 14, 1999 for $6,000,000.
     - M,L,R&R has the right to acquire Hudson's interest in the partnership for $1.00 if:
         (a) the preferred return is not paid, or
         (b) we are unable to purchase M,L,R&R's interest on August 14, 1999 as required.



On August 14, 1998, the partnership purchased three hotel properties for an aggregate purchase price of approximately $26,600,000.

SALE OF STOCK. On August 17, 1998, the Company sold 333,334 shares of its common stock to M,L,R&R for an aggregate consideration of $1,000,000, or $3.00 per share. The per-share price was approximately the market price of the Company's shares at the date of sale.



TRANSFER OF PROPERTIES. In December 1998 and January 1999 Hudson transferred certain of its properties to companies which are affiliates of M,L,R&R, a holder of more than 5% of its outstanding shares. The Company undertook these transfers to obtain working capital which it required to pay operating expenses and debt service during its traditionally slow first quarter. The transfers were:



     - Canandaigua Hotel Corp., a subsidiary of Hudson, terminated its lease of the Inn on the Lake, owned by L, R, R & M. L.L.C., and entered into a management contract for that property.
     - H.H. Properties--Southwest, Inc., a subsidiary of Hudson, sold four parcels of vacant land in Texas and Arizona to Transport Associates.
     - The Company elected not to make the guaranteed payment due January 1, 1999 and M.L. R & R exercised its right to acquire our limited partnership Interests in H.H. Bridge, L.P.



The Company received or retained approximately $1,850,000 in cash from these transfers. Our mezzanine loan agreement required us to use the proceeds of asset sales to pay down the debt; however, Hudson has instead used these proceeds for working capital. This violation of the mezzanine loan agreement gives our lender the right to demand immediate repayment of the mezzanine loan.



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



The Company, in return, will receive $4 million over a three year period, allocated as follows: $3,037,640 for the purchase of the franchising assets; $700,000 for consulting services over three years; and $262,360 in interest related to deferred payments. Expenses of $121,759 were netted against the purchase price. Of the total consideration, $2 million was paid at closing, $1 million was paid at the first anniversary and $500,000 at the second anniversary, and an additional $500,000 is due at the third anniversary. In addition to the lump sum payments, the Company is entitled to receive royalty payments from properties franchised by USFS at the rate of 1% of gross room revenues from hotels 1-100; 75% from hotels 101-250 and .5% for all hotels in excess of 250.




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

HUDSON HOTELS CORPORATION

Dated:   February 17, 1999           By:   /s/ E. Anthony Wilson
                                           -------------------------------------
                                           E. Anthony Wilson
                                           Chief Executive Officer, and Director

Dated:   February 17, 1999             By:   /s/ John Sabin
                                           -------------------------------------
                                            John Sabin
                                            Executive Vice President and
                                            Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                              TITLE                          DATE

/s/ E. Anthony Wilson       Chairman of the Board,             February 17, 1999
--------------------------    Chief Executive Officer,
E. Anthony Wilson             and Director

/s/ Michael George          President, Chief Operating         February 17, 1999
--------------------------    Officer, and Director
Michael George

/s/ Ralph L. Peek           Vice President, Treasurer          February 17, 1999
--------------------------    and Director
Ralph L. Peek

/s/ John P. Buza            Director                           February 17, 1999
--------------------------
John P. Buza