Form 10-K
period 1998-12-31
HUDSON HOTELS CORP
filed 1999-04-15
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended                                          Commission File
December 31, 1998                                            Number 0-17838

                            HUDSON HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

A New York Corporation                         IRS Employer Identification
                                                      No. 16-1312167


       ADDRESS                                        TELEPHONE NUMBER

300 Bausch & Lomb Place                                (716) 454-3400
Rochester, New York 14604

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Exchange on
 Title of Each Class                                     which Registered
 -------------------                                     ----------------

       None                                                    None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK $.001 PAR VALUE
                              (Title of the Class)

Indicate, by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes /X/               No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The Registrant's revenues for the year ended December 31, 1998:  $57,639,638.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (computed by reference to the closing price as reported by the National Quotation Bureau, Inc. as of March 26, 1999) was $11,198,532 (6,399,161 shares at $1 3/4 per share).

The number of shares outstanding of each of the Registrant's classes of common stock as of February 20, 1999, is as follows:

                        5,732,495 SHARES OF COMMON STOCK
                            Par Value $.001 per share

Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 17, 1999 are incorporated by reference to Part III of the Form 10-K Report.

Index to Exhibits is located on pages _____ through _____.

                                     PART 1

              ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTIES

Throughout this report, Hudson Hotels Corporation, together with its consolidated subsidiaries, is referred to as "Hudson" or the "Company".

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Annual Report on Form 10-K are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1995. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes", "anticipates", "expects" or words of similar import. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are made as of the date of this report, and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

NARRATIVE DESCRIPTION OF BUSINESS

Hudson Hotels Corporation (the "Company") was organized as Microtel Franchise and Development Corporation to develop and franchise a national chain of economy limited service lodging facilities ("Microtels"), using the service mark "MICROTEL". The Company was incorporated in New York State on June 5, 1987. For a number of years, the Company has provided development, construction, operations, marketing, accounting and professional development services for its own operations and for third party hotel/motel investors.

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

The Company, in return, received $4.0 million over a three (3) year period, allocated as follows: $3,037,640 for the purchase of the franchising assets; $700,000 for consulting services over three (3) years; and $262,360 in interest related to deferred payments. Expenses of $121,759 were netted against the purchase price. Of the total consideration, $2.0 million was paid at closing, $1.0 million was paid at the first anniversary and $500,000 at the second anniversary, and an additional $500,000 was paid at the third anniversary. In addition to the lump sum payments, the Company is entitled to receive royalty payments from properties franchised by USFS at the rate of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250 and
 .5% of gross room revenues for all hotels in excess of 250.

Under this Agreement, the Company has the right to franchise and construct an additional twenty-two (22) Microtel Inn properties and ten (10) "suites" properties and to receive all royalties on the fifty (50) Microtels (28 existing and 22 new ones to be undertaken by the Company) and ten (10) suites.

As a result of the sale of its franchising system pursuant to the USFS Agreement, the Company has focused its efforts on developing, building and managing various hotel products, including Microtel Inns, which has been the Company's strength since it acquired Hudson Hotels Corporation in 1992. During 1996, 1997 and 1998, the Company embarked upon a significant expansion and development program, which includes several acquisitions (see Note 13) and development of five (5) Microtel Inns through a joint venture partnership.

As of December 31, 1998, the Company managed forty-three (43) hotel properties located primarily in the Northeast and Southeast United States. Of the forty-three (43) hotel properties under management, twenty-five (25) are owned directly by the Company. These properties range from super budget "Microtel Inns" to full-service hotels. The Company competes for management contracts with many other hotel management companies, many of which have significantly larger organizations and greater financial resources. In some cases, hotel owners may require the hotel management company to invest in or advance funds to the hotel in order to obtain the management contract. In these cases, the Company is at a competitive disadvantage when compared to these larger, better capitalized competitors.

The management contracts are entered into on variations of the Company's standard form management contract, for terms which vary from month to month to ten years, and provide for a full range of hotel management services, including operations management, personnel and staffing, sales and marketing, business systems, financial management, and food and beverage management, for a fee typically, a percentage of gross revenues.

The Company's portfolio of managed properties, owned, and partially owned through partnerships in which the Company has a minority equity position, or owned by unrelated parties, is made up of the following franchise affiliations:

                                                                                           PERCENT OF COMPANY'S
                                                                            NUMBER OF              TOTAL
                FRANCHISE                      NUMBER OF HOTELS            GUEST ROOMS          GUEST ROOMS
                ---------                      ----------------            -----------          -----------

                  OWNED
Fairfield Inn                                          8                         949                19.6%
Hampton Inns                                           9                       1,085                22.4%
Comfort Inn                                            2                         184                 3.8%
Econo Lodge                                            1                          65                 1.3%
Red Roof Inn                                           1                         147                 3.0%
Independent                                            4                         459                 9.5%
                                                      --                       -----                -----
                                                      25                       2,889                59.6%

    MANAGED WITH A FINANCIAL INTEREST
Microtel Inn                                           8                         842                17.4%
Econo Lodge                                            1                         102                 2.1%
Holiday Inn                                            1                         146                 3.0%
Hampton Inn                                            1                         133                 2.7%
Comfort Suites                                         1                         100                 2.1%
                                                      --                       -----                -----
                                                      12                       1,323                27.3%

              OTHER MANAGED
Microtel Inn                                           3                         305                 6.3%
Comfort Inn                                            2                         193                 4.0%
Independent                                            1                         134                 2.8%
                                                      --                       -----                -----
                                                       6                         632                13.1%

                 TOTAL                                43                       4,844                 100%
                                                      ==                       =====                 ====


The Company has a minority equity position, either as a general or a limited partner, in seven (7) entities that own hotel properties. In addition, it is a general partner in Watertown Hotel Properties II, L.P., an entity which previously owned a hotel property and which now holds a mortgage upon a Microtel Inn, which represents a portion of the sale price of this property and in Microtel Partners 1995-1, L.P., which owns a parcel of land in Tonawanda, New York for hotel development.

The Company's owned and managed properties are located in the following areas of the United States and had the indicated capital renovation, average occupancy, and average daily rate during the fiscal year ended December 31, 1998.

                                                                      1998                      1998              1998
                                               Number of       Planned & Completed             Average           Average
         Hotel Type and Region                Guest Rooms    Renovation Expenditures*         Occupancy        Daily Rate
         ---------------------                -----------    ------------------------         ---------        ----------
Northeastern Region
    Luxury                                            134          $    4,004                     57.6%        $    89.62
    Midrange                                          834          $  476,207                     74.7%        $    62.05
    Budget                                            571          $  146,513                     76.2%        $    42.98
                                               ----------          ----------                   -------        ----------
    Sub-Total                                       1,539          $  626,724                     73.8%        $    57.38

Southeastern Region
    Luxury                                             70          $  234,976                     75.9%        $   120.30
    Midrange                                         1713          $  991,184                     69.2%        $    53.75
    Budget                                            890          $  216,469                     70.3%        $    42.38
                                               ----------          ----------                   -------        ----------
    Sub-Total                                       2,673          $1,442,629                     69.7%        $    51.71

Midwest
    Luxury                                             --                  --                     --                --
    Midrange                                          269          $  133,562                     73.0%        $    68.95
    Budget                                             --                  --                     --                --
                                               ----------          ----------                   -------        ----------
    Sub-Total                                         269          $  133,562                     73.0%        $    68.95

Southwest
    Luxury                                             --                  --                     --                --
    Midrange                                          363          $   44,956                     63.6%        $    57.63
    Budget                                             --                  --                     --                --
                                               ----------          ----------                   -------        ----------
    Sub-Total                                         363          $   44,956                     63.6%        $    57.63
                                               ----------          ----------                   -------        ----------
    TOTAL                                           4,844          $2,247,871                     70.7%        $    54.91
                                               ==========          ==========                   =======        ==========

----------
* 5% of room revenue for the owned hotels is projected to be used for the collective renovations of the owned hotels annually.

RECENT DEVELOPMENTS

Beginning in 1996, the Company began a significant expansion and development program. During 1996, the Company acquired the partnership interests it did not already own in five (5) hotel partnerships, in exchange for 1,170,103 shares of the Company's common stock. In addition, the Company acquired twelve (12) hotel properties from SB Motel Corp., an indirect wholly owned subsidiary of Salomon Inc. The purchase price for the properties was $60.4 million, determined by arms-length negotiation with SB Motel Corp., after analysis and valuation by the Company. The price was based upon historic and projected operating results of the properties. The purchase price was paid by issuing 370,657 registered shares of Company common stock, valued at $2.4 million, by issuing the Company's subordinated promissory note in the amount of $2.9 million to SB Motel Corp. (which was repaid by the Company on October 31, 1997), and by paying the balance of $55.1 million in cash. The cash portion of the purchase price was obtained by
(a) placing a $37.5 million mortgage issued by Nomura Asset Capital Corporation on the properties purchased (b) the Company securing $17.0 million of mezzanine financing from Nomura Asset Capital Corporation and (c) the Company utilizing $.6 million of its available capital. In addition to the consideration stated above, the Company has granted to Salomon Inc, a right of first refusal to undertake equity offerings on behalf of the Company.

On October 31, 1997, the Company acquired nine (9) hotel properties operating as Hampton Inns from Equity Inns Partnership, L.P., pursuant to a Hotel Asset Purchase Agreement between the Company and Equity Inns Partnership, L.P. The purchase price for the nine (9) Hampton Inns was $46.3 million, determined by arms length negotiation with Equity Inns Partnership, L.P., after analysis and valuation by the Company based upon historical and projected operating results of the properties. As part of its pre-closing due diligence, the Company obtained independent valuations of the nine (9) properties from Hospitality Valuation Services, which supported the negotiated purchase price. The purchase price was paid by issuing a subordinated promissory note in the amount of approximately $3.9 million (currently maturing October 31, 2000) secured by 2,000,000 shares of the Company's common stock issued in the name of Hudson Hotels Properties Corp. (a wholly owned subsidiary of the Company). The cash portion of the purchase price was obtained (a) by placing a $30.0 million mortgage issued by Nomura Asset Capital Corporation and (b) by the Company securing $18.0 million of mezzanine financing from

Nomura Asset Capital Corporation. The Company obtained $5.6 million of financing in excess of the purchase price which was used to fund escrow and reserve accounts, pay for the costs of the transaction and to provide for repairs and upgrades to the properties.

In 1998, the Company announced its plans to "paper clip" with Hudson Hotels Trust ("Hudson Trust"), a newly formed entity that planned an initial public offering ("IPO"), led by a group of seven (7) underwriters to raise funds to acquire a group of twenty-nine (29) hotel properties, which would then be leased to the Company. Prior to the IPO, Hudson Trust borrowed a total of $4.0 million from two different third party sources (in the form of two $2.0 million notes). As part of the loan agreement, the Company pledged 1,333,332 shares of its stock as security for the repayment of the loans from the third parties. These funds were used to put deposits on the hotels to be acquired by Hudson Trust and for other expenses related to the IPO. Due to difficult capital market conditions, Hudson Trust was not able to complete its IPO. As a result, it is unlikely that Hudson Trust will be able to repay these loans when they come due April 30, 1999. Subsequent to fiscal year-end one of the holders of these notes agreed to convert one of the $2.0 million notes into 666,666 shares of Hudson common stock.

On August 14, 1998, the Company acquired three properties through a limited partnership ("HH Bridge, L.P.") in conjunction with a third party that owned the majority (58%) of the limited partnership interests in HH Bridge, L.P. This third party also had the right to acquire the Company's interest in HH Bridge, L.P. in the event of default of certain obligations in the limited partnership agreement for $1. As of December 31, 1998, the partnership was unable to make certain "guaranteed return" payments to this third party, who then exercised its rights to acquire the Company's 41% limited partnership interest for $1. The operations of HH Bridge, L.P. have been consolidated by the Company from August 14, 1998, to December 31, 1998, however, the balance sheet has been deconsolidated at December 31, 1998 and a loss on asset valuation was taken for the Company's investment in the partnership of $3.4 million in the fourth quarter of 1998. Presently the Company owns a 1% interest in HH Bridge, L.P., as a general partner.

In December of 1998 the Company sold its leasehold interest in the Inn on the Lake in Canandaigua, NY to the lessor thereof and entered into a management agreement to manage the property.

Additionally, the Company, in February 1999, completed the sale of five (5) parcels of its undeveloped land for a price of $1.7 million. This transaction was undertaken to provide working capital during the Company's seasonally slow period. Because this transaction was in process at the fiscal year-end, a loss on asset valuation of $1.8 million was recognized, along with the loss of $3.4 million from the loss of the Company's interest in HH Bridge, L.P.

The Company's mezzanine loan agreement requires Hudson to use the proceeds of asset sales to pay down the debt; however, Hudson has instead used these proceeds for working capital. This violation of the mezzanine loan agreement gave the lender the right to demand immediate repayment of the mezzanine loan. In April 1999, the Company entered into an agreement with this lender, which waives these violations of the mezzanine loan agreement if the Company fulfills certain conditions. One of these conditions is that the Company is not to make any principal payments to creditors that are subordinated to this lender, including Equity Inns, LP ("Equity Inns") for its 10% subordinated note or on the $7.5 million convertible subordinated debenture or for the obligations of Hudson Hotels Trust. Such requirements will cause the Company to default in its obligations to Equity Inns. However, under the subordination agreement with Equity Inns, that company is currently prevented from taking legal action to enforce the payment of its debt. After default, Equity Inns could obtain 2,000,000 shares of Hudson Hotels common stock, which is collateral for this debt. Additionally, upon default, the holders of $4.0 million debt in Hudson Hotels Trust can convert their debt into a total of 1,333,332 shares of Hudson common stock. One of these holders, in 1999, has already converted $2.0 million of this debt into 666,666 shares of Hudson common stock. Additionally, the Company at December 31, 1998 had certain portions of its mezzanine debt that would begin to amortize in the fourth quarter of 1999. As a result of the recent agreement with the holder of this debt, the amortization of this debt now begins in the second quarter of 2000, which amortization the Company will not, at current operating levels, be able to service. Therefore, the Company's viability is dependent upon the restructuring of its debt obligations and strengthening its equity and asset base, and ultimately, a return of profitability.

As a result of these losses the Company's equity position has been substantially diminished and due to the Company's inability to attain profitable operations the Company was also compelled to eliminate its net deferred tax asset resulting in a deferred tax expense of $1,387,926 in the fourth quarter of 1998. Because of these conditions the Company may have to obtain additional equity to continue to maintain its stock listing on the NASDAQ stock market.

EMPLOYEE RELATIONS

At December 31, 1998, the Company had approximately 1,600 employees working at the hotels it owns or manages or in its administrative support functions. None of these employees are subject to collective bargaining agreements. The Company believes that all of its relations with these employees are good.

COMPANY PROPERTIES

The Company currently owns twenty-five (25) hotel properties in addition to having a minority equity interest in entities that own hotel properties. There are 2,889 guestrooms in these twenty-five (25) properties.

                            DESCRIPTION OF PROPERTIES

At fiscal year end, the Company owned six (6) parcels of land, which were either being held for sale to hotel/restaurant developers or development by the Company. Subsequent to fiscal year-end, the Company sold five (5) of these parcels to meet its seasonal liquidity needs. The Company has recognized a loss in the amount of $1,818,211 in its fourth quarter for the impairment in the value of this land based on the proceeds from the sale.

Investment in land/real estate under development or held for sale is summarized as follows:

TONAWANDA, NEW YORK: This land is north of Buffalo, New York, off Interstate 290 and is in proximity to major businesses, universities and shopping centers. The Company owns about 7 acres at a cost of $780,822 or $113,657 an acre. The parcel is zoned for hotel and restaurant development. Also, this piece of land is adjacent to an existing Microtel and a parcel owned by Microtel Partners 1995-I, L.P. (see below).

The following five (5) parcels of land were sold in the first quarter of 1999 and the net loss of $1,818,211 for the five (5) parcels was accrued as an impairment loss in the fourth quarter of 1998.

ARLINGTON, TEXAS: This land is between the cities of Dallas and Fort Worth, off State Highway 360. The Company owned 2.0 acres at a cost of $604,629, or $302,314 an acre. The parcel is zoned for hotel development.

TUCSON, ARIZONA: This land is outside the city limits of Tucson, off Interstate
10. The Company owned 2.0 acres at a cost of $478,851, or $239,425 an acre. The parcel is zoned for hotel development.

PLANO, TEXAS (PLANO PARKWAY): This land is north of Dallas, Texas, accessible to Lyndon B. Johnson Freeway I-635, the Dallas North Tollway and Central Expressway US-75. The Company owned 2.0 acres at a cost of $677,697, or $338,848 an acre. The parcel is zoned for hotel development.

PLANO, TEXAS: This land is north of Dallas, Texas, off the North Central Expressway. The Company owned 2.0 acres at a cost of $595,661 or $297,831 per acre. The parcel is zoned for hotel development.

IRVING, TEXAS: This land is located west of Dallas, Texas, adjacent to the Dallas-Fort Worth International Airport, off John W. Carpenter Freeway. The Company owned 2.02 acres, at a cost of $472,932 or $234,124 per acre. The parcel is zoned for hotel development.

The Company, through its equity investments, owns minority interests in the following:

THE MONTGOMERY GROUP, L.P.: This limited partnership operates an 84 room Comfort Inn and is located in Montgomeryville, Pennsylvania. The Company's ownership percentage totals 2.74%. The hotel was opened in 1991, and is in very good condition. The total outstanding mortgage balance at December 31, 1998, was approximately $3.1 million. The Company does not currently manage this hotel.

950 JEFFERSON ASSOCIATES, L.P.: This limited partnership operates a 102 room Econo Lodge that is located in Henrietta, New York. The Company's ownership percentage totals 2%. The hotel was built in 1984 and is in fair condition. The partnership has a first mortgage with a balance of approximately $2.5 million at December 31, 1998.

MICROTEL GATLINBURG L.P.: This limited partnership operates a 102 room Microtel Inn that is located in Gatlinburg, Tennessee. The hotel is located adjacent to the Great Smoky Mountain National Park and a short distance from Dollywood in Pigeon Forge, Tennessee. The Company's ownership percentage totals 10%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of approximately $2.2 million at December 31, 1998.

FISHERS ROAD HOTEL PROPERTIES, L.P.: This limited partnership operates a 99 room Microtel Inn which is located in Victor, New York, adjacent to Interstate 90. The Company's ownership percentage is 22.5%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of approximately $1.5 million at December 31, 1998.

ESSEX MICROTEL LERAY, L.P.: This limited partnership operates the 100 room Microtel Inn located in Watertown, New York, which opened in 1990. The Company's ownership interest as a special limited partner totals 4.0%. The first mortgage on the property totals approximately $1.1 million and is held by Watertown Hotel Properties II, L.P., a partnership in which the Company has the general partnership interest and controls under the terms of the partnership agreement. The Company does not currently manage this hotel.

ROCHESTER HOSPITALITY PARTNERS, L.P.: This limited partnership was formed to build and operate six Microtel Inns. The Company's ownership percentage is 20%. The partnership owns six (6) Microtel Inns which opened between 1995 and 1997, varying from 99 to 122 rooms. All of these properties are in excellent condition. The partnership has an aggregate first mortgage on the six (6) properties, with a balance of approximately $15.5 million at December 31, 1998.

HH BRIDGE, L.P.: This limited partnership owns a 146-room Holiday Inn in Cleveland, Ohio; a 133-room Hampton Inn in Cheektowaga, New York; and a 100-room Comfort Suites in Cheektowaga, New York. These properties are in good to excellent condition. The partnership has a first mortgage with a balance of $18.3 million. The Company owns a 1% general partnership interest in the limited partnership.

MICROTEL PARTNERS 1995-I, L.P.: This limited partnership owns 2.87 acres of land in Tonawanda, New York, on which it had plans to build a suite hotel. The project is currently on hold waiting for market conditions to improve.
The Company's ownership percentage is 50%.

WATERTOWN HOTEL PROPERTIES II, L.P.: This limited partnership holds approximately an $1.1 million mortgage receivable from Essex Microtel Leray L.P. which is collateralized by a 100 room Microtel Inn located in Watertown, New York. Monthly payments consist of interest only at 9% per annum. The entire principal amount is due April 30, 2000. The Company's general partnership interest totals 1%.

COMPANY OWNED HOTELS

The Company, through its indirect wholly owned subsidiary HH Properties-I, Inc., owns the following properties. The properties are secured by a first mortgage from Nomura Asset Capital Corporation, with an aggregate balance of $54.9 million at December 31, 1998. As part of the first mortgage agreement with Nomura, the Company is required to reserve 5% of operating revenues as defined in the loan agreement, which is used for capital improvements to the properties. All properties are in good to very good condition.


           PROPERTY NAME                                    LOCATION                            NUMBER OF ROOMS
           -------------                                    --------                            ---------------

Seagate Hotel and Beach Club          Delray Beach, Florida                                             70
Brookwood Inn                         Pittsford, New York                                              108
Comfort Inn West                      Greece, New York                                                  83
Comfort Inn                           Jamestown, New York                                              101
Econo Lodge                           Canandaigua, New York                                             65
Fairfield Inn                         Albany, Georgia                                                  120
Fairfield Inn                         Cary, North Carolina                                             125
Fairfield Inn                         North Charleston, South Carolina                                 120
Fairfield Inn                         Columbia, South Carolina                                         128
Fairfield Inn                         Durham-Research Triangle Park, North Carolina                     96
Fairfield Inn                         Richmond, Virginia                                               124
Fairfield Inn                         Statesville, North Carolina                                      116
Fairfield Inn                         Wilmington, North Carolina                                       120
Brookwood Inn                         Durham, North Carolina                                           149
Red Roof Inn                          Raleigh, North Carolina                                          147
Brookwood Inn                         Charlotte, North Carolina                                        132
                                                                                                    ------
                                                                                                     1,804

For a narrative description of the properties, please refer to the Company's 8-K filings dated September 13, 1996 and December 12, 1996.

The Company, through its indirect wholly owned subsidiary HH Properties-II, Inc., owns the following properties. The properties are secured by a first mortgage from Nomura Asset Capital Corporation, with an aggregate balance of $29.6 million at December 31, 1998. As part of the first mortgage agreement with Nomura, the Company is required to reserve 5% of operating revenues as defined in the loan agreement, which is used for capital improvements to the properties. All properties are in very good condition.


             PROPERTY NAME                             LOCATION                            NUMBER OF ROOMS
             -------------                             --------                            ---------------
Hampton Inn                              Greenville, South Carolina                               123
Hampton Inn                              Spartanburg, South Carolina                              110
Hampton Inn                              Albuquerque, New Mexico                                  124
Hampton Inn                              Greensboro, North Carolina                               121
Hampton Inn                              Eden Prairie, Minnesota                                  123
Hampton Inn                              San Antonio, Texas                                       123
Hampton Inn                              Amarillo, Texas                                          116
Hampton Inn                              Roswell, Georgia                                         129
Hampton Inn                              Syracuse, New York                                       116
                                                                                                -----
                                                                                                1,085

For a narrative description of the properties, please refer to the Company's 8-K filing dated November 14, 1997.

On August 14, 1998, the Company acquired three properties through a limited partnership ("HH Bridge, L.P.") in conjunction with a third party that owned the majority (58%) of the limited partnership interests in HH Bridge, L.P. This third party also had the right to acquire the Company's interest in HH Bridge, L.P. in the event of default of certain obligations in the limited partnership agreement for $1. As of December 31, 1998, the partnership was unable to make certain "guaranteed return" payments to this third party, who then exercised its rights to acquire the Company's 41% limited partnership interest for $1. The operations of the HH Bridge, L.P. have been consolidated by the Company from August 14, 1998, to December 31, 1998, however, the balance sheet has been deconsolidated at December 31, 1998 and a loss on asset valuation was taken for the Company's investment in the partnership of $3.4 million in the fourth quarter of 1998. Presently the Company owns a 1% interest in HH Bridge, L.P., as a general partner.

The three (3) properties contained in HH Bridge, L.P. include the following (the Company owns a 1% general partnership interest in HH Bridge, L.P.):

         HOLIDAY INN - CLEVELAND AIRPORT: This full-service hotel has 146 guestrooms, a restaurant and bar. The property is located 3 miles from the Cleveland, Ohio airport. The hotel provides van service to its guests. It is located in Cleveland, Ohio, on 4.0 acres of land owned by HH Bridge, L.P.

         COMFORT SUITES - BUFFALO AIRPORT: This limited-service, mid-priced hotel has 100 guestrooms and is located 2 miles from the Buffalo Airport. The hotel provides free continental breakfast, van service to the airport and a 100% guest satisfaction guarantee. The hotel is located in Cheektowaga, New York, on 3.7 acres of land owned by HH Bridge, L.P.

         HAMPTON INN - BUFFALO AIRPORT: This limited-service, mid-priced hotel has 133 guestrooms and is located 3 miles from the Buffalo Airport. The hotel provides free continental breakfast, van service to the airport and a 100% guest satisfaction guarantee. The hotel is located in Cheektowaga, New York, on 2.5 acres of land owned by HH Bridge, L.P.

OTHER PROPERTIES

In addition to its hotels, the Company also leases about 19,000 square feet of office space in Rochester, New York, which serves as the Company's headquarters. The lease has an initial term of five years, which expires in 2003. The Company also has an option to extend this lease to 2008.

HOTEL LODGING INDUSTRY

Although the hospitality lodging industry experienced strong profits in 1998, the increases in occupancy, ADR (average room rate) and RevPAR (revenue per available room), which the industry had often experienced since 1992 were moderated with declining occupancy in 1997 and 1998. According to Smith Travel Research, hotel room demand has outpaced supply from 1992 through 1996. But, beginning in 1997, room supply increases exceeded demand increases. Room supply has increased as a result of favorable financing, which had become increasingly available until the summer of 1998, when financing hotel properties became more difficult.

Currently, the majority of properties owned or managed by the Company fall under the limited service economy/mid-price category. This category is defined as a hotel which provides some, but not all of the amenities of a full-service hotel. It is appropriate to compare the Company's portfolio to this segment since the majority of the Company's properties fall within this segment (Hampton Inn, Comfort Inn, Econo Lodge, Fairfield Inn and Red Roof Inn.) The limited-service economy/mid-priced segment has seen increases in occupancy, room revenue and RevPAR from 1992 to 1995. In 1996 through 1998, the segment of the hotel industry that the Company competes in experienced a decline in occupancy, but room rate and RevPAR continued to increase. ADR percentage growth has decreased compared to prior years. These results are due to added supply exceeding added demand, moderated by guests willing to pay a premium for clean/fresh hotel rooms with certain amenities offered by nationally branded limited-service hotels.

The tables below compare the Company's performance to the limited service economy/midscale segment as a whole (in the United States) in the categories of occupancy, ADR (room revenue) and RevPAR (revenue per available room). The industry statistics represent results obtained from Smith Travel Research ("STR") and are based on the data STR has compiled for hotels STR classifies as limited service mid-price and economy hotels with 75-125 rooms.

                                    OCCUPANCY

                                                        U.S. LIMITED SERVICE
    YEAR               COMPANY OWNED HOTELS               ECONOMY/MIDPRICED
    ----               --------------------               -----------------
1994                            N/A                               64.1%
1995                            N/A                               64.3%
1996                           62.6%                              63.0%
1997                           65.2%                              62.0%
1998                           68.7%                              61.6%

                                       ADR

                                                        U.S. LIMITED SERVICE
    YEAR               COMPANY OWNED HOTELS               ECONOMY/MIDPRICED
    ----               --------------------               -----------------
1994                            N/A                              $44.42
1995                            N/A                              $46.75
1996                          $62.96                             $49.18
1997                          $56.51                             $51.48
1998                          $58.74                             $53.63

                                     REVPAR

                                                        U.S. LIMITED SERVICE
    YEAR               COMPANY OWNED HOTELS               ECONOMY/MIDPRICED
    ----               --------------------               -----------------
1994                            N/A                              $28.49
1995                            N/A                              $30.04
1996                          $39.39                             $31.00
1997                          $36.82                             $31.91
1998                          $40.35                             $33.05

BUSINESS STRATEGY

The Company plans to continue to improve its position in the lodging industry by implementing the following strategies:

ENHANCE OPERATING PERFORMANCE OF ITS EXISTING HOTELS OWNED OR UNDER MANAGEMENT. The Company operated forty-three (43) hotels at the end of 1998. The Company intends to utilize its operating, marketing and financial systems resources to enhance operating performance by maximizing revenues and reducing operating expenses. To do this, in 1998, the Company substantially changed its management structure at both the hotel properties and in its administrative support functions. During the year, the Company hired a new President and Chief Operating Officer, a new Executive Vice President and Chief Financial Officer, a new Vice President of Human Resources, as well as regional operations and revenue management personnel. In addition, a substantial number of managers at the hotels were replaced or were reassigned to new positions. All of these steps were taken to enhance the operating performance of the hotels by improving revenue and customer service and to provide administrative support for hotel operations. Much of this support was added in anticipation of the growth of the Company, which was expected to occur as a result of the additional hotels the Company would manage upon the completion of the Hudson Trust IPO. Because Hudson Trust did not complete its IPO, the Company now has higher administrative costs than expected, for its current size. Some of these costs and the support services related to them may have to be eliminated if the Company is unable to continue its growth plans.

ACQUIRE ADDITIONAL HOTEL MANAGEMENT CONTRACTS. In addition to the twenty-five
(25) hotels that the Company owns, it also manages eighteen (18) hotels at December 31, 1998, for other owners. The Company has a minority ownership position in twelve (12) of these eighteen (18) hotels. The Company is active in trying to obtain additional hotel management contracts in order to utilize its information systems and personnel to enhance the operating performance of additional managed hotels. The Company believes that due to its size, experience, information systems, purchasing power and support systems it is often a more effective hotel manager than individuals or smaller firms, which lack these resources. Additionally, the Company is better able to utilize its operating structure and spread its administrative costs as it grows the number of hotels it operates. However, as described above, the Company often must compete with larger and better-capitalized hotel management companies that have competitive advantages when compared to the Company.

OPPORTUNISTIC ACQUISITION OF HOTELS. The Company will attempt to capitalize on its strength as an owner/operator by continuing to identify and pursue the acquisition of hotels. Since 1996, the Company acquired twenty-one (21) hotels for approximately $40,750 per room, totaling $106.7 million. This acquisition included eight (8) Fairfield Inns, four (4) Cricket Inns (of which two (2) were converted to Brookwood Inns and one (1) was converted to a Red Roof Inn and one
(1) which was sold during the fiscal year ended December 31, 1998) and nine (9) Hampton Inns, which are geographically dispersed throughout the country. The Company believes that hotel acquisitions will provide future growth opportunities through increased cash flow and an incremental increase in the value of the hotels acquired. However, given the Company's highly leveraged financial condition and its current losses, it is at a substantial disadvantage in acquiring additional hotel properties since it does not have significant ability to obtain capital to acquire hotel assets. Such acquisitions, if any are to occur, will probably require the Company to raise new capital.

SERVICE MARKS

As a result of the USFS Agreement, the Company transferred all proprietary marks relating to the "Microtel" name to US Franchise Systems, Inc. The Company retains service marks for certain independent properties which it owns including "Brookwood Inn" and "Seagate".

The Company uses various national trade names pursuant to licensing arrangements with national franchisors which include: Microtel Inn(R), a registered trademark of USFS; Comfort Inn(R) and Econo Lodge(R), registered trademarKS oF Choice Hotels International, Inc.; Fairfield Inn by Marriott(R), a registered trademark of Marriott International, Inc.; Hampton Inn(R), a registered trademark of Promus Corp.; and Red Roof Inn(R), a registered trademark of Red ROOf Inns, Inc.

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

There are hundreds of hotel management companies in the United States, including several which manage over 100 properties and many which manage about as many or more hotels than the Company. Although most of the firms are private companies, several are public companies and many of these companies have greater financial strength than the Company and few are as highly financially leveraged as is the Company.

Although most of the Company's hotels operate under national brands, the Company has several properties that do not have the benefit of a national brand. Currently, more than seventy (70%) percent of all U.S. hotel rooms operate under a national brand which provides certain competitive advantages over hotels which do not have national brands.

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

GOVERNMENT REGULATION

A number of states regulate the licensing of hotels and restaurants, including liquor licenses, by requiring registration, disclosure statements and compliance with specific standards of conduct. The Company believes it is substantially in compliance with these requirements. The Company is also subject to laws governing its relationship with hotel employees, including minimum wage requirements, overtime, working conditions and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company owned hotels or otherwise adversely affect the Company's operations.

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

YEAR 2000 COMPLIANCE

Many computer systems were designed using only two digits to designate years. These systems may not be able to distinguish the year 2000 from the year 1900. Like other organizations, the Company could be adversely affected if the computer systems used by it or its service providers do not properly address this problem prior to January 1, 2000. Currently, the Company does not anticipate that the transition to the year 2000 will have any material impact on its performance. The Company's plan to respond to the Year 2000 problem consists of three phases that address the state of readiness, Year 2000 costs, risks and contingency plans.

Phase I includes a plan to respond to the Year 2000 problem, which includes the following areas (the "Focus Areas"): (i) telephone and call accounting systems;
(ii) credit card readers; (iii) sprinkler systems and fire suppression system;
(iv) security systems; (v) card entry systems; (vi) elevator systems; (vii) computer systems and vendor contracts (hardware); (viii) fax machines and laundry equipment; (ix) HVAC (heating and air conditioning systems) and utility companies; (x) food, beverage, equipment, supplies and other ordering systems; and (xi) computer software systems, including franchisor and non-franchisor reservation systems. The Company has created a task force and procedures to survey, test and report results for management's review. The Company believes that the estimated cost to remediate its Year 2000 problems is about $1,000,000.

The Company is currently proceeding with Phase II of its assessment of the Year 2000 problem. Phase II involves initiating a survey and checklist to each hotel manager for completion and return to management. The survey was developed by the Company after a review of franchisor and other Year 2000 compliance information to include (i) the current vendor list with a column for a listing of current product usage and (ii) a vendor address log and telephone number listing. Each hotel checklist included the front desk, business center, housekeeping/back office, beverage and guest rooms. Phase II also involves the testing of the Company's computer systems. The Company is in the process of conducting testing on the systems identified in Phase I and has yet to encounter any Year 2000 compliance issue which cannot be corrected before January 1, 2000.

Phase III of the Company's assessment of the Year 2000 problem includes the results of testing, action plans, reporting of results and contingency plans to remediate any Year 2000 problems. The risks and contingency plans include a "reasonably likely worst case Year 2000 scenario." The Company believes that the consequences of a worst case scenario rest almost exclusively with outside vendors. The contingency plan, which the Company is currently initiating, is to replace non-compliant vendors with new compliant vendors. A thorough review of all vendors will continue to be an ongoing Year 2000 strategy for the Company. However, the Company's contingency plan has back-up support to address each of the focus areas.

The franchisors of many of the hotels have provided compliance guides to assist in the Company's response to the Year 2000 problem. Promus Hotel Corporation, Holiday Hospitality/Bass Hotels & Resorts, Marriott International, Inc., and Choice Hotels International, Inc. have completed third party vendor checks, reviewed computer systems and provided for reference a preferred compliant vendor list. A checklist for Year 2000 issues, a work plan and a sample vendor letter was provided to help the Company complete its assessment of the Year 2000 problem.

The Company is in the process of mailing a questionnaire to third party vendors to assess third party risks. The results of this risk assessment will be completed by April 30, 1999. In addition, the Company has sought assurances from the Lessee and other service providers that they are taking all necessary steps to ensure that their computer systems will accurately reflect the year 2000, and the Company will continue to monitor the situation. There can be no assurance that the systems of such third parties will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on the Company's systems and operations.

ITEM 3. LEGAL PROCEEDINGS

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking an unspecified amount of damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties; however, this indemnity specifically excludes indemnity for punitive damages which may be assessed against the Company. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8,1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial in May of 1999.

On February 11, 1993, a complaint was filed in the Western District of New York, United States District Court, by John Miranda, Susan Miranda and Christopher Miranda, seeking monetary damages and costs in the aggregate amount of $20.0 million against Quality Inn International, Choice Hotels International, and naming Hudson as a co-defendant. The requested relief in this case, John Miranda and Susan Miranda and Christopher Miranda vs. Quality Inns International Inc., Choice Hotels International Inc., Ridge Road Hotel Properties, Ridge Road Hotel Properties d/b/a Comfort Inn, a/k/a Comfort Inn West, Hudson Hotels Corp., and Jennifer L. Ansley, as Executrix of the Estate of Loren G. Ansley, was based on allegations that John Miranda, while staying at the Comfort Inn, stepped on a needle, and claims negligence and lack of due care on the part of the defendants. In March 1999 this lawsuit was settled and the case dismissed. All expenses of this lawsuit were covered by the Company's insurer.

On December 4, 1998 and February 5, 1999, the Company was served with claims before the State of South Carolina Human Affairs Division arising out of an incident that occurred at the Greenville, SC Hampton Inn on November 7, 1997. A security guard employed by Security Masters, Inc. (the contract provider of security services at the Hampton Inn) allegedly confronted a group of black students with a starter pistol, and directed racially biased comments to the students during that confrontation. The Company has provided requested information to the Human Affairs Division regarding the incident, and has agreed to take part in a proposed mediation to resolve the matter. The complainants have not requested any specific damages or other relief.

On April 13, 1999, the Company and its subsidiary, Canandaigua Hotel Corp., were each served with a summons and complaint by Cheryl K. Lee, as administratrix of the Estate of Eugene R. Guthrie, Deceased, alleging negligence relating to the design and maintenance of the handicapped access ramp at the Inn on the Lake, which negligence allegedly caused injuries resulting in the death of the decedent. L, R, R & M, LLC, the owner of the Inn on the Lake, is also a defendant. The action has been commenced in New York Supreme Court, Monroe County, and demands damages in the amount of $2,000,000 plus costs and disbursements. This action has been turned over to the Company's insurance company for defense; the Company believes that it has adequate insurance to cover any potential loss.

After taking into consideration legal Counsel's evaluation of all such actions, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the year ended December 31, 1998, to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND  RELATED STOCKHOLDER MATTERS

The Common Stock of the Company has been traded in the over-the-counter market since its initial public offering on April 13, 1989, and is listed in the Nasdaq Stock Market under the symbol "HUDS". The following table sets forth, for the calendar quarters indicated, the range of high and low quotations on the Nasdaq Stock Market.

     FISCAL YEAR ENDED DECEMBER 31, 1997

                                                          High      Low
                                                          ----      ---

     First Quarter (January - March, 1997)                6 3/4    4 1/2
     Second Quarter (April - June, 1997)                  6 1/4    3 1/2
     Third Quarter (July - September, 1997)               6 15/16  5 1/8
     Fourth Quarter (October - December, 1997)            6 3/4    3 7/8

     FISCAL YEAR ENDED DECEMBER 31, 1998

     First Quarter (January - March, 1998)                4 7/8    3 13/16
     Second Quarter (April - June, 1998)                  4 15/16  3 7/8
     Third Quarter (July - September, 1998)               4 5/16   2
     Fourth Quarter (October - December, 1998)            2 3/8    1 1/8

The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

To date, the Company has not paid a dividend on its Common Stock. The payment of future dividends is subject to the Company's earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant and it is unlikely that dividends will be paid on common stock in the foreseeable future.

As of March 26, 1999, there were approximately 265 holders of record of the Common Shares of the Company with approximately 2,500 beneficial shareholders.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

The following table presents summary selected historical financial data for the Company derived from its financial statements as of and for the five periods ended December 31, 1998. The historical information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto, each contained herein.

                                       (IN THOUSANDS ($,000) EXCEPT FOR PER SHARE DATA)
                                  1998         1997         1996       1995 (1)  3/31/95 (1)
                                ---------    ---------    ---------   ---------   ---------
INCOME STATEMENT DATA:
Operating Revenue               $  57,640    $  38,731    $  14,148   $   6,896   $   7,294
Income from Operations          $   5,215    $   5,983    $   1,867   $     653   $   1,042
Net Income / (Loss)             $ (15,165)   $  (1,892)   $     636   $   1,311   $   1,065
PER SHARE DATA:
Net Income (Diluted)            $   (2.86)   $   (0.40)   $    0.12   $    0.31   $    0.28
BALANCE SHEET DATA (AT END OF
PERIOD):
Total Assets                    $ 142,676    $ 152,118    $ 102,893   $  15,781   $  14,680
Long-Term and
Convertible                     $ 128,040    $ 128,559    $  80,064   $   8,506   $   8,546
Subordinated Debt
Shareholders' Investment        $    (166)   $  13,139    $  13,317   $   3,911   $   2,315

(1) In 1995, the Company changed its fiscal year-end from March 31 to December 31. As a result, the Company had a "short year" of only nine (9) months for the period April 1, 1995 to December 31, 1995. The year ended March 31, 1995 is a full 12 month fiscal year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with this entire Form10-K 1998 Annual Report. Particular attention should be directed to the Consolidated Financial Statements found at Item 8.

As a result of the acquisitions of (i) five partnerships in which the Company had a minority interest, (ii) twelve (12) hotels from SB Motel Corp., and (iii) nine (9) Hampton Inns during the past three years, a significant portion of the current results are not directly comparable to prior year results, specifically hotel operations and direct costs, expenses and interest expense.

                              RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1998, COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1997:

Total operating revenues increased $18,908,541, or 49%, to $57,639,638 for 1998 from $38,731,097 in 1997, reflecting changes in revenue categories and the inclusion of added properties for a longer period of time in 1998 than in 1997, as discussed below.

HOTEL OPERATIONS were $55,383,217 for the twelve months ended December 31, 1998, an increase of $18,460,321, or 50%, from $36,922,896 for the twelve months ended December 31, 1997. Hotel operations consisted of the following:

                                                             Twelve Months Ended
                                                 DECEMBER 31, 1998         DECEMBER 31, 1997
                                                 -----------------         -----------------
          Hotel room revenue                        $47,231,157                $30,617,628
          Beach club revenue                          1,396,984                  1,346,522
          Food and beverage revenue                   4,901,800                  3,565,646
          Other                                       1,853,276                  1,393,100
                                                    -----------                -----------

               Total                                $55,383,217                $36,922,896
                                                    ===========                ===========

Hotel room revenues were $47,231,157 for the twelve month period ended December 31, 1998 an increase of $16,613,529, or 54%, from the $30,617,628 for the twelve month period ended December 31, 1997. The increase is a result of (i) the acquisition of nine (9) hotels on October 31, 1997 and, therefore, the Company only recognized revenues from these hotels for a portion of 1997 while the Company recognized revenues from these hotels for all of 1998, and (ii) the Company consolidating the operations of three (3) hotels acquired by a partnership (HH Bridge, L.P.) in which the Company had a 42% interest. The HH Bridge, L.P. partnership agreement states that in an event of default of certain obligations, the third parties have the right to acquire the Company's 41% limited partnership interest for $1. As a result of the Company's default as of December 31, 1998 of certain of these obligations these third parties exercised their rights to acquire the Company's 41% limited partnership interest in HH Bridge, L.P. for $1 and as a result, the balance sheet has been deconsolidated at December 31, 1998.

Occupancy and average daily room rates for Company-owned hotels were 68.7% and $58.74, respectively, for the twelve month period ended December 31, 1998 compared to 65.2% and $56.51, respectively, for the twelve months ended December 31, 1997.

The Beach Club revenue relates to the operation of the beach club at the Seagate Hotel and Beach Club, which was $1,396,984 for the twelve month period ended December 31, 1998 an increase of $50,462, or 4%, from $1,346,522 for the twelve month period ended December 31, 1997, as a result of an increase in new member dues (initiation fees).

Food and beverage revenue was $4,901,800 for the twelve month period ended December 31, 1998, an increase of $1,336,154, or 37%; compared to $3,565,646 for the twelve month period ended December 31, 1997. The increase is primarily the result of the acquisition of HH Bridge, L.P. on August 14, 1998, which has a full-service restaurant and additional food and beverage volume at the Canandaigua Inn on the Lake.

Other revenues were $1,853,276 for the twelve month period ended December 31, 1998 an increase of $460,176, or 33%, from the $1,393,100 for the twelve month period ended December 31, 1997 as a result of the acquisition of nine (9) hotels on October 31, 1997; therefore, the Company only recognized revenues from these hotels for a portion of 1997. Additionally, the Company consolidated the three
(3) hotels (HH Bridge, L.P.) on August 14, 1998, which added to the revenues for 1998.

ROYALTIES for the twelve month period ended December 31, 1998 increased $492,522, or 65% to $1,249,569 from $757,047 for the twelve month period ended December 31, 1997. The increase is attributable to a total of one hundred twenty-four (124) franchised Microtel Inns in operation at December 31, 1998, as opposed to sixty-two (62) franchised Microtel Inns in operation at December 31, 1997. The Company receives all royalties on twenty-eight (28) of the previously cited Microtel Inns and on the remaining ninety-six (96) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250; and .5% of gross room revenues above 250 units.

Pursuant to the USFS Agreement, the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel Inn properties and ten (10) "suite" properties. The USFS Agreement allows the Company to retain all royalties on fifty (50) Microtel Inns (twenty-eight (28) existing and twenty-two (22) new ones to be developed by the Company) and ten (10) Microtel Suites to be developed by the Company. Hudson also receives royalty payments from USFS for franchises it opens based on the schedule discussed in the preceding paragraph.

MANAGEMENT FEES for the twelve month period ended December 31, 1998 increased $73,948, or 9%, to $875,005, compared to management fees of $801,057 for the twelve month period ended December 31, 1997. The increase in management fees is primarily due to increased gross revenues at hotels managed by the Company as management fees are generally based on a percentage of gross revenues. The schedule of owned and managed hotels at December 31, 1998 is summarized below:

                                         DECEMBER 31, 1998    DECEMBER 31, 1997
                                         -----------------    -----------------

     Owned                                       25                  26
     Managed with financial interest             12                  10
     Other managed                                6                   5
                                               ----                ----
                                                 43                  41
                                               ====                ====

Management fees of approximately $2,735,524 were generated by the owned hotels for the twelve month period ended December 31, 1998, which were eliminated for consolidation purposes.

OTHER REVENUE for the twelve month period ended December 31, 1998 decreased $118,250, or 47%, to $131,847 from $250,097 for the year ended December 31,
1997. This is primarily the result of non-recurring fees received in 1997 for the construction of one (1) hotel, the gain from the sale of real estate and franchise placement fees.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management, (ii) acquire additional hotel management contracts, and (iii) pursue opportunistic acquisition or management of existing hotels. However, given the Company's highly leveraged financial condition, it is at a substantial disadvantage in acquiring additional hotel properties.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the twelve months ended December 31, 1998 was 33.7%, compared to 32.8% for the twelve months ended December 31, 1997. The increase is the result of undertaking operational steps to more effectively and efficiently manage the hotel properties.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $1,124,793, or 43%, to $3,741,951 from $2,617,158 for the year ended December
31, 1998. The increase is primarily a result of the following: (1) professional fees increased as a result of Company growth, (2) payroll expense increased as a result of pay increases, and the addition of employees, and (3) rent expense associated with leasing new office space.

INDIRECT OPERATING COSTS represents costs incurred by the Company which do not represent direct hotel or corporate expenses. During 1998 the Company had $577,074 of indirect operating costs, a decrease of $648,714, or 53%, from the prior year. The 1998 indirect operating costs represent a one time non-cash charge of $529,764 associated with warrants issued by the Company and valued as a result of two $2.0 million notes issued by Hudson Hotels Trust. The remaining indirect operating costs are associated with corporate moving expenses associated with relocation to new office space. The 1997 indirect operating costs consisted primarily of a non-cash charge of $835,118 for consulting expenses related to investor relations services. This amount was written off in 1997, as its expected future value appeared minimal. The remaining indirect operating costs in 1997 are comprised of costs relating to the acquisition of nine (9) Hampton Inns and write-offs of several development expenditures which the Company will no longer pursue.

LOSS ON ASSET VALUATION totaling $5,259,701 was recorded in 1998 as a result of the subsequent sale and disposition of assets in 1999 (see Note 17).

DEPRECIATION AND AMORTIZATION for the twelve month period ended December 31, 1998 increased $2,033,625, or 50%, to $6,130,386 from $4,096,761 for the twelve month period ended December 31, 1997. The increase is a result of depreciation charges for a full year in 1998 related to the acquisition of nine (9) hotels on October 31, 1997 and depreciation charges for three (3) hotels consolidated August 14, 1998 to December 31, 1998.

OTHER INCOME (EXPENSE) for the year ended December 31, 1998 increased $10,258,133, or 116%, to $19,091,744 from $8,833,611 for the year ended December
31, 1997. The increase is primarily the result of incurring additional debt for the acquisition of nine (9) hotels on October 31, 1997 and the three (3) HH Bridge, L.P. hotels consolidated by the Company since August 14, 1998. Of the $14,180,437 in total interest expense, 61% relates to the mortgages on the hotels acquired or consolidated by the Company in 1996, 1997 and 1998. The remaining amount represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, Tonawanda bond issue and line of credit. In addition, the Company had a litigation settlement totaling $475,000 (see Note 15) and non-recurring charges totaling $4,838,872 (see Note 16).

EQUITY IN OPERATIONS OF AFFILIATES represents the net income earned from the Company's equity investment in various hotels. The income for the year ended December 31, 1998 increased by $133,075 to $198,910, or 202%, from $65,835 for the year ended December 31, 1997. The increase is a result of various hotel properties in a partnership still undergoing a start-up period during 1997 and other hotel properties increasing profitability.

INCOME TAXES - The provision for income tax of $1,421,057 includes recording a valuation allowance for the Company's deferred tax asset as realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. The benefit for income tax of $1,000,849 for the twelve month period ended December 31, 1997 represents federal and state tax income tax benefit from the recognition of deferred tax assets and liabilities on loss before tax of $2,892,603. See Note 10 for a detailed description of deferred tax assets and liabilities.

NET INCOME/LOSS - As a result of the above factors, net loss increased $13,273,440, or 702%, from the twelve month period ended December 31, 1997 to a net loss of $15,165,194 for the twelve month period ended December 31, 1998. The net loss per common share - basic of $2.86, compared with a net loss per common share - basic of $0.40 for the twelve month period ended December 31, 1997.

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

HOTEL OPERATIONS were $36,922,896 for the twelve months ended December 31, 1997, an increase of $25,192,600, or 215%, from the twelve months ended December 31, 1996. Hotel operations consist of the following:

                                                                    Twelve Months Ended

                                                        DECEMBER 31, 1997          DECEMBER 31, 1996
                                                        -----------------          -----------------
        Hotel room revenue                                 $30,617,628                 $ 7,167,164
        Beach club revenue                                   1,346,522                   1,416,695
        Food and beverage revenue                            3,565,646                   2,444,842
        Other                                                1,393,100                     701,595
                                                           -----------                 -----------

            Total                                          $36,922,896                 $11,730,296
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

Other hotel revenue increased $691,505, or 99% to $1,393,100 from $701,595 in fiscal year 1996, as a result of the acquisition of five (5) hotels on July 31, 1996 and twelve (12) hotels on November 27, 1996 occurred during the year and, therefore, the Company only recognized revenues from these hotels for a portion of 1996. Additionally, the Company acquired nine (9) hotels on October 31, 1997, which added to the revenues for 1997.

ROYALTIES for the twelve month period ended December 31, 1997 have increased $154,998 or 26% to $757,047 from $602,049 for the twelve month period ended December 31, 1996. The increase is attributable to sixty-two (62) franchised Microtel Inns in operation, as opposed to twenty-six (26) during the same twelve month period in 1996. The Company receives all royalties on twenty-eight (28) of the previously cited Microtel Inns and on the remaining ninety-six (96) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250; and .5% of gross room revenues above 250 units.

The Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel Inn properties and ten
(10) "suite" properties. The USFS Agreement allows the Company to retain all royalties on fifty (50) Microtel Inns (twenty-eight (28) existing and twenty-two
(22) new ones to be developed by the Company) and ten (10) Microtel Suites to be developed by the Company. Hudson also receives royalty payments from USFS for franchises it opens based on the schedule discussed in the preceding paragraph.

MANAGEMENT FEES for the twelve month period ended December 31, 1997 remained consistent with the same twelve month period ended December 31, 1996. During the twelve month period ended December 31, 1997, the Company obtained one (1) management contract, compared with three (3) for the twelve month period ended December 31, 1996. The schedule of owned and managed hotels is summarized below:

                                                     DECEMBER 31, 1997     DECEMBER 31, 1996
                                                     -----------------     -----------------
                 Owned                                       26                     17
                 Managed with financial interest             10                     11
                 Other managed                                5                      4
                                                            ---                    ---
                                                             41                     32
                                                            ===                    ===

Management fees of approximately $1,807,000 generated by the twenty-six (26) owned hotels for the twelve months ended December 31, 1997, were eliminated for consolidation purposes.

OTHER REVENUE for the year ended December 31, 1997 decreased $586,939, or 70% to $250,097 from $837,036 for the year ended December 31, 1996. This is primarily the result of non-recurring development fees received in 1996 for the construction/renovation of four (4) Microtel Inns and one full-service hotel. Other revenue for the year ended December 31, 1997 represents consulting fees of $10,000 for the construction of one (1) hotel; consulting fees of $150,000 as part of the USFS Agreement under which the Company will be receiving fees for various consulting services during 1998 (see Note 1) and the gain from the sale of real estate totaling $28,812, franchise placement fees of $55,500 for two (2) franchise sales (Greenville, South Carolina and Springfield, Missouri) and other miscellaneous income of $5,785.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the twelve months ended December 31, 1997 was 32.8%, compared to 23.9% for the twelve months ended December 31, 1996. The increase is a result of acquiring twelve (12) hotel properties on November 27, 1996 and reporting the results for only the month of December, which is typically one of the slowest operating months, thus adversely effecting the gross operating margin for the year ended December 31, 1996. In addition, the Canandaigua Inn on the Lake reopened and resumed operations in June 1996 and had not yet stabilized operations.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $834,252 or 47% to $2,617,158 from $1,782,906 from the prior year. The increase is primarily a result of the following: (1) professional fees increased as a result of Company growth and (2) payroll expense increased as a result of pay increases, and the addition of employees.

INDIRECT OPERATING COSTS represents costs incurred by the Company which do not represent direct hotel or corporate expenses. These costs increased $674,639 or 122% to $1,225,788 from $551,149 in fiscal year 1996. The Company incurred charges of $1,225,788 during the fourth quarter of 1997. The increase is primarily due to $835,118 of non-cash consulting expense related to investor relations services. This amount was written off as its expected value in the future appeared minimal. The balance is comprised of costs relating to the acquisition of nine (9) Hampton Inns and write-off of several development expenditures which the Company will no longer pursue.

During the fourth quarter of 1996, the Company had indirect operating costs of $551,149 primarily a result of the acquisition of the SB Motel Corp. portfolio.

DEPRECIATION AND AMORTIZATION for the twelve month period ended December 31, 1997 increased $3,074,904, or 301%, to $4,096,761 from $1,021,857 for the twelve month period ended December 31, 1996. The increase is a result of the acquisition of five (5) hotels on July 31, 1996, twelve (12) hotels on November 27, 1996, and nine (9) hotels on October 31, 1997.

OTHER EXPENSE (NET) for the year ended December 31, 1997 increased $8,449,754 or 2,201% to $8,833,611 from $383,857 for the year ended December 31, 1996. The increase is primarily the result of incurring additional debt for the acquisition of twelve (12) hotels on November 27, 1996 and nine (9) hotels on October 31, 1997. Of the $9,028,366 in total interest expense, 63% relates to the mortgages held on the hotels acquired in 1996 and 1997. The remaining amount represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, Tonawanda bond issue and line of credit.

During the three month period ended December 31, 1995, the Company had elected to record the proceeds receivable on the installment method of accounting relating to the USFS Agreement with USFS. This method is applicable in cases where receivables are collectible over an extended period of time and where there is little basis for estimating the degree of collectability.

During 1996, USFS completed an initial public offering with proceeds to that entity of approximately $37.0 million. As a result, it was determined that the future collectability was not in doubt and the balance of the deferred revenue was recognized during the three month period ended December 31, 1996.

EQUITY IN OPERATIONS OF AFFILIATES represents the net income earned from the Company's equity investment in various hotels. The income for the year ended December 31, 1997 increased $48,308, or 276% to $65,835 from $17,527 for the year ended December 31, 1996 as a result of various hotel properties in a partnership still undergoing a start-up period of lower revenues for the year ended December 31, 1996.

INCOME TAXES - The income tax benefit for the twelve months ended December 31, 1997 represents federal and state income tax benefit generated by a loss before tax of $2,892,603. The benefit includes tax expense/benefit from the recognition of deferred tax assets and liabilities. The provision for income taxes of $472,014 for the twelve month period ended December 31, 1996 represents federal and state tax expense on income before tax of $1,108,064. See Note 10 for a detail description of deferred tax assets and liabilities.

NET INCOME/LOSS - As a result of the above factors, net income decreased $2,527,804 from the twelve month period ended December 31, 1996 to a net loss of $1,891,754 for the twelve month period ended December 31, 1997. The net loss per common share - basic of $(.40), compared with a net income per common share - basic of $.13 for the twelve month period ended December 31, 1996.

CAPITAL RESOURCES AND LIQUIDITY

At December 31, 1998, the Company had a $400,000 working capital demand line note with a commercial bank, which bears interest at a rate of prime plus 1 1/2%. Amounts borrowed are collateralized by unencumbered land. At December 31, 1998, $400,000 was borrowed under the terms of this line.

At December 31, 1998, the Company had $1,751,580 of cash and cash equivalents compared with $670,736 at December 31, 1997.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds are released several times monthly for application against current liabilities. The balances held in escrow on December 31, 1998 and 1997 were $3,013,617 and $3,463,928, respectively.

Net cash flows from operating activities decreased $1,548,531 to $913,765 for the year ended December 31, 1998 from $2,462,296 for the year ended December 31, 1997. The net decrease is primarily the result of actual losses generated as a result of non-recurring charges, net of amounts accrued and not paid at December 31, 1998.

Net cash flows used in investing activities increased by $49,249,970 for the year ended December 31, 1997 to $2,327,747 for the year ended December 31, 1998. Net cash flow provided by investing activities for the twelve months ended December 31, 1998 reflects cash received for the sale of a hotel and a lease, changes in restricted cash, collection of deposits and other assets, less the purchase of equipment. Net cash used in investing activities for the twelve months ended December 31, 1997, reflects the acquisition of nine (9) Hampton Inns on October 31, 1997, amounts placed into escrow as required by the loan agreements, capital improvements to the seventeen (17) hotels acquired in 1996 and deposits submitted for the acquisition of three (3) hotels.

Net cash flows provided by financing activities decreased by $46,233,963 to $2,494,826 at December 31, 1998. Net borrowing on the line of credit decreased by $312,537 for the 1998 twelve month period, compared to an increase of $712,537 for the 1997 twelve months. Net cash flows from financing activities for the twelve months ended December 31, 1998 reflects the proceeds from the sale of common stock and exercise of options. This was offset by repayment of mortgages, preferred stock dividends and repayments on our line of credit. Net cash flows provided by financing activities for the twelve months ended December 31, 1997 reflects amounts borrowed to acquire nine (9) Hampton Inns on October 31, 1997, cash proceeds from the exercise of options and proceeds from our line of credit. This was offset by financing costs, repayment of mortgages, preferred dividends paid and purchase of treasury stock.

EBITDA increased by $6,525,512, or 65%, to $16,604,865 during the twelve months ended December 31, 1998; compared to $10,079,353 for the twelve months ended December 31, 1997. EBITDA is defined as total operating revenues less direct, corporate and indirect operating costs. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The increase is a result of the acquisition of nine (9) hotel properties on October 31, 1997, and the consolidation of three (3) hotels effective August 14, 1998.

LIQUIDITY - In December of 1998, and the first quarter of 1999, the Company sold certain assets and took other actions as described in Item 1 "Recent Developments" to generate cash or avoid cash payment which would allow sufficient liquidity to maintain current operations during its seasonally slow operating season (the fourth and first quarters). The Company's mezzanine loan agreement requires Hudson to use the proceeds of asset sales to pay down the debt; however, Hudson has instead used these proceeds for working capital. This violation of the mezzanine loan agreement gave the lender the right to demand immediate repayment of the mezzanine loan. In
April 1999 the Company entered into an agreement with this lender, which waives these violations of the mezzanine loan agreement if the Company fulfills certain conditions. One of these conditions is that the Company is not to make any principal payments to creditors which are subordinated to this lender, including Equity Inns, LP ("Equity Inns") for its 10% subordinated note or on the $7.5 million convertible subordinated debenture or for the obligations of Hudson Hotels Trust. Such requirements will cause the Company to default in its obligations to Equity Inns. However, under the subordination agreement with Equity Inns, that company is currently prevented from taking legal action to enforce the payment of its debt. After default, Equity Inns could obtain 2,000,000 shares of Hudson Hotels common stock, which is collateral for this debt. Additionally, upon default, the holders of $4.0 million debt in Hudson Hotels Trust can convert their debt into a total of 1,333,332 shares of Hudson common stock. One of these holders, in 1999, has already converted $2.0 million of this debt into 666,666 shares of Hudson common stock. Additionally, the Company at December 31, 1998 had certain portions of its mezzanine debt that would begin to amortize in the fourth quarter of 1999. As a result of the recent agreement with the holder of this debt, the amortization of this debt now begins in the second quarter of 2000, which amortization the Company will not, at current operating levels, be able to service. Therefore, the Company's viability is dependent upon the restructuring of its debt obligations and strengthening its equity and asset base, and ultimately, a return of profitability.

The Company is currently in discussions with several of its institutional lenders about its debt obligations and activities to restructure its debt. There is negative working capital of $6,504,154 at December 31, 1998 with a significant amount of this negative working capital generated by significant principal debt payments. These principal payments described herein are expected to continue. Furthermore, the Company is severely restricted in accessing the cash flows generated from revenues as they are trapped for application against required escrows for debt, tax, insurance, capital asset reserve, and now beginning in the second quarter of 2000, principal amortization of the Company's mezzanine debt.

There can be no assurances that the Company's restructuring efforts will be successful, or that the institutional lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require approval of additional debt holders, or possibly agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. This statement requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise arising from non-owner sources. The classifications of comprehensive income under current accounting standards include foreign currency items, minimum pension liability adjustments and unrealized gains and losses on certain investments in debt and equity securities. The Company adopted the provisions of SFAS No. 130 on January 1, 1998. However, since the Company does not have any comprehensive income items, there was no impact on the presentation of its consolidated financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments for an Enterprise and Related Information." This statement changed the way public companies report information about segments of their business in their annual financial statements and requires them to report segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, and its major customers. The Company adopted the provision of SFAS No. 131 on January 1, 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables summarize the financial instruments held by the Company at December 31, 1998, which are sensitive to changes in interest rates. At December 31, 1998, approximately 26% of the Company's debt and capital lease obligations are subject to changes in market interest rates and are sensitive to those changes. The Company currently has no derivative instruments to offset the risk of interest rate changes. In the future, the Company may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

The following table presents principal cash flows for debt outstanding at December 31, 1998, by maturity date and the related average interest rate.

                                            1999       2000       2001       2002   THEREAFTER     TOTAL
                                            ----       ----       ----       ----   ----------     -----
Long-term debt:
     Fixed rate                             6,018      2,981      8,713      1,326    80,019       99,057
         Weighted-average interest rate      8.99%      8.93%      8.98%      9.04%     9.05%
     Variable rate                              -      6,167      5,000      5,000    18,833       35,000
         Weighted-average interest rate     11.00%     11.00%     11.00%     11.00%    11.00%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                         TOGETHER WITH AUDITORS' REPORTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Hudson Hotels Corporation and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' investment (deficit) and cash flows present fairly, in all material respects, the financial position of Hudson Hotels Corporation and Subsidiaries (the "Company") at December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers, LLP
Rochester, New York
March 24, 1999 except as to the information in Note 2
as to which the date is April 14, 1999.

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


/s/ Bonadio & Co., LLP
Rochester, New York
March 28, 1997

REPORT OF INDEPENDENT ACCOUNTANTS

March 22, 1997

To the Board of Directors and Shareholders
Hudson Hotels Corporation and Subsidiaries

In our opinion, the accompanying balance sheet and the related statements of operations, changes in stockholder's equity and cash flows present fairly, in all material respects, the financial position of HH Properties-I, Inc. (the "Company"), a wholly owned subsidiary of Hudson Hotels Properties Corp. at December 31, 1996, and the results of its operations and its cash flows for the period November 15, 1996 through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
Rochester, New York
March 22, 1997

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND1997
--------------------------------------------------------------------------------

ASSETS                                                        1998            1997
------                                                        ----            ----
CURRENT ASSETS:
     Cash and cash equivalents                          $   1,751,580   $     670,736
     Cash - restricted                                      3,013,617       3,463,928
     Accounts receivable - trade                              931,212         897,878
     Prepaid expenses and other                             1,356,730       1,378,069
                                                        -------------   -------------

TOTAL CURRENT ASSETS                                        7,053,139       6,410,611

INVESTMENTS IN PARTNERSHIP INTERESTS                        1,781,218       1,781,621

LAND AND REAL ESTATE DEVELOPMENT                            2,430,880       4,147,151

PROPERTY AND EQUIPMENT, NET                               124,434,369     129,749,648

DEFERRED TAX ASSET                                                 --       1,387,926

OTHER ASSETS                                                6,976,612       8,641,153
                                                        -------------   -------------

TOTAL ASSETS                                            $ 142,676,218   $ 152,118,110
                                                        =============   =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)
--------------------------------------------------

CURRENT LIABILITIES:

     Lines of credit                                    $     400,000   $     712,537
     Current portion of long-term debt                      6,017,698       3,433,217
     Accounts payable - trade                               1,112,851       1,394,460
     Other accrued expenses                                 6,026,744       3,595,288
                                                        -------------   -------------

TOTAL CURRENT LIABILITIES                                  13,557,293       9,135,502

LONG-TERM DEBT                                            128,039,543     128,559,291

DEFERRED REVENUE - LAND SALE                                  185,055         185,055

LIMITED PARTNERS' INTEREST IN
CONSOLIDATED PARTNERSHIP                                    1,060,581       1,099,266

SHAREHOLDERS' INVESTMENT (DEFICIT):

     Preferred stock                                              295             295
     Common stock                                               5,743           5,166
     Additional paid-in capital                            19,873,260      17,836,573
     Warrants outstanding                                          --          50,000
     Accumulated deficit                                  (20,004,301)     (4,711,787)
                                                        -------------   -------------

                                                             (125,003)     13,180,247

     Less:  10,000 shares of common stock in treasury,
        at cost at December 31, 1998 and 1997                 (41,251)        (41,251)
                                                        -------------   -------------

TOTAL SHAREHOLDERS' INVESTMENT (DEFICIT)                     (166,254)     13,138,996
                                                        -------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
    INVESTMENT (DEFICIT)                                $ 142,676,218   $ 152,118,110
                                                        =============   =============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

OPERATING REVENUES:                                              1998           1997           1996
                                                                 ----           ----           ----
     Hotel operations                                       $ 55,383,217   $ 36,922,896   $ 11,730,296
     Management fees                                             875,005        801,057        978,668
     Royalties                                                 1,249,569        757,047        602,049
     Other                                                       131,847        250,097        837,036
                                                            ------------   ------------   ------------

TOTAL OPERATING REVENUES                                      57,639,638     38,731,097     14,148,049

OPERATING COSTS AND EXPENSES:
     Direct                                                   36,715,748     24,808,798      8,925,508
     Corporate                                                 3,741,951      2,617,158      1,782,906
     Indirect operating costs                                    577,074      1,225,788        551,149
     Loss on asset valuation                                   5,259,701             --             --
     Depreciation and amortization                             6,130,386      4,096,761      1,021,857
                                                            ------------   ------------   ------------
     Total operating costs and expenses                       52,424,860     32,748,505     12,281,420
                                                            ------------   ------------   ------------

     Income from operations                                    5,214,778      5,982,592      1,866,629
                                                            ------------   ------------   ------------

OTHER INCOME (EXPENSE):
     Gain on sale of worldwide franchise rights                       --             --      1,385,758
     Interest income                                             328,042        194,755        298,825
     Interest expense                                        (14,180,437)    (9,028,366)    (2,068,440)
     Settlement of litigation                                   (475,000)            --             --
     Non-recurring costs                                      (4,838,872)            --             --
     Gain on sale of property and equipment                       74,523             --             --
                                                            ------------   ------------   ------------

TOTAL OTHER (EXPENSE)                                        (19,091,744)    (8,833,611)      (383,857)
                                                            ------------   ------------   ------------

     Income/(Loss) before income taxes, minority interest
        and equity in operations of affiliates               (13,876,966)    (2,851,019)     1,482,772

PROVISION/(BENEFIT) FOR INCOME TAXES                           1,421,057     (1,000,849)       472,014
                                                            ------------   ------------   ------------

     Income/(Loss) before minority interest, and equity in
        operations of affiliates                             (15,298,023)    (1,850,170)     1,010,758

MINORITY INTEREST                                                (66,081)      (107,419)      (392,235)
EQUITY IN OPERATIONS OF AFFILIATES                               198,910         65,835         17,527
                                                            ------------   ------------   ------------

NET INCOME (LOSS)                                           $(15,165,194)  $ (1,891,754)  $    636,050
                                                            ============   ============   ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC                  ($      2.86)  $      (0.40)  $       0.13
                                                            ============   ============   ============

NET INCOME PER COMMON SHARE - DILUTED                                N/A            N/A   $       0.12
                                                            ============   ============   ============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT (DEFICIT)
FOR THE THREE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                             SERIES A    ADDITIONAL                ADDITIONAL
                                            PREFERRED  PAID-IN CAPITAL  COMMON   PAID-IN CAPITAL
                                              STOCK      PREFERRED      STOCK        COMMON
                                              -----      ---------      -----        ------
BALANCE, DECEMBER 31, 1995                    $295       $1,560,705     $3,280    $ 5,610,844
     Net Income                                 --               --         --             --
     Exercise of stock options,
     including related tax benefits             --               --         24         17,643
     Conversion of debentures                   --               --        600      2,999,400
     Purchase of treasury stock                 --               --         --             --
     Issuance of common stock and use of
     treasury stock for purchase of five
     hotels                                     --               --        513      3,324,491
     Issuance of common stock and use of
     treasury stock for purchase of SB
     Motel Corp. portfolio                      --               --        371      2,358,502
     Other                                      --               --         --         83,160
     Cash dividends paid on preferred stock     --               --         --             --
                                              ----       ----------     ------    -----------

BALANCE, DECEMBER 31, 1996                    $295       $1,560,705     $4,788    $14,394,040

     Net Loss                                   --               --         --             --
     Purchase of treasury stock                 --               --         --             --
     Exercise of stock options                  --               --        233      1,046,855
     Issuance of common stock and options
     for investor relation services             --               --        145        834,973
     Cash dividends paid on preferred stock     --               --         --             --
                                              ----       ----------     ------    -----------

BALANCE, DECEMBER 31, 1997                    $295       $1,560,705     $5,166    $16,275,868

     Net Loss                                   --               --         --             --
     Sale of common stock                       --               --        333        999,667
     Issuance of common stock to                --               --         40         67,460
     employees and consultants
     Settlement of lawsuit                      --               --        200        424,800
     Exercise of options                        --               --          4         14,996
     Cash dividends paid on preferred stock     --               --         --             --
     Other                                      --               --         --        529,764
                                              ----       ----------     ------    -----------

BALANCE, DECEMBER 31, 1998                    $295       $1,560,705     $5,743    $18,312,555
                                              ====       ==========     ======    ===========

                                               WARRANTS      ACCUMULATED       TREASURY
                                              OUTSTANDING      DEFICIT          STOCK            TOTAL
                                              -----------      -------          -----            -----
BALANCE, DECEMBER 31, 1995                       60,000       (3,201,443)       (122,855)       3,910,826
     Net Income                                      --          636,050              --          636,050
     Exercise of stock options,
     including related tax benefits             (10,000)              --              --            7,667
     Conversion of debentures                        --               --              --        3,000,000
     Purchase of treasury stock                      --               --      (3,953,042)      (3,953,042)
     Issuance of common stock and use of
     treasury stock for purchase of five
     hotels                                          --               --       4,075,897        7,400,901
     Issuance of common stock and use of
     treasury stock for purchase of SB
     Motel Corp. portfolio                           --               --              --        2,358,873
     Other                                           --               --              --           83,160
     Cash dividends paid on preferred stock          --         (127,320)             --         (127,320)
                                               --------     ------------     -----------     ------------

BALANCE, DECEMBER 31, 1996                       50,000       (2,692,713)             --       13,317,115

     Net Loss                                        --       (1,891,754)             --       (1,891,754)
     Purchase of treasury stock                      --               --         (41,251)         (41,251)
     Exercise of stock options                       --               --              --        1,047,088
     Issuance of common stock and options
     for investor relation services                  --               --              --          835,118
     Cash dividends paid on preferred stock          --         (127,320)             --         (127,320)
                                               --------     ------------     -----------     ------------

BALANCE, DECEMBER 31, 1997                       50,000       (4,711,787)        (41,251)      13,138,996

     Net Loss                                        --      (15,165,194)             --      (15,165,194)
     Sale of common stock                            --               --              --        1,000,000
     Issuance of common stock to                     --               --              --           67,500
     employees and consultants
     Settlement of lawsuit                      (50,000)              --              --          375,000
     Exercise of options                             --               --              --           15,000
     Cash dividends paid on preferred stock          --         (127,320)             --         (127,320)
     Other                                           --               --         529,764
                                               --------     ------------     -----------     ------------

BALANCE, DECEMBER 31, 1998                     $      0     $(20,004,301)    $   (41,251)    $   (166,254)
                                               ========     ============     ===========     ============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                  1998          1997          1996
                                                                       ----          ----          ----
NET INCOME (LOSS)                                                  $(15,165,194)  $(1,891,754)  $   636,050
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Deferred tax provision                                              1,387,926    (1,010,478)      265,767
  Depreciation and amortization                                       6,130,386     4,096,761     1,070,050
  Loss on asset valuation                                             5,259,701            --            --
  Non-cash expenses                                                     972,264       835,118        83,160
  Gain on sale of assets                                                (74,523)      (28,812)           --
  Gain on installment sale                                                   --            --    (1,385,758)
  Bad debt expense                                                           --       167,163
  Minority interest                                                      66,081       107,419       392,235
  Equity in operations of affiliates                                   (198,910)      (65,835)      (17,527)
  Capital distributions from unconsolidated partnership interests       281,739       163,577        92,272
  Cash collected on installment sale                                    454,546       288,112       694,983
(Increase) decrease in assets:
    Accounts receivable - trade                                         (33,334)     (454,886)       36,924
    Prepaid expenses and other                                         (316,764)      (35,126)     (434,100)
Increase (decrease) in liabilities:
      Accounts payable                                                 (281,609)     (465,136)    1,388,338
      Other accrued expenses                                          2,431,456       756,173       731,468
                                                                   ------------   -----------   -----------

         Net cash provided by operating activities                      913,765     2,462,296     3,553,862
                                                                   ------------   -----------   -----------

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                     1998           1997           1996
                                                                     ----           ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of land/real estate development                       (101,940)       (85,054)    (2,094,550)
   Cash collected on sale of assets                                 2,188,625        399,659             --
   Change in restricted cash                                          450,311     (1,948,049)    (1,515,879)
   Capital contribution to unconsolidated partnership interests            --             --        (12,900)
   Collection on non-affiliate mortgage                                38,000             --        200,000
   Change in non-affiliates accounts and notes receivable              78,180         29,049        (32,360)
   Purchase of equipment                                           (2,056,524)    (2,595,035)      (640,982)
   Purchase of partnership interest                                (3,556,837)            --             --
   Change in other assets                                             384,477        (11,937)       (40,582)
   Purchase of hotels                                                      --    (47,148,504)   (58,794,287)
   Deposits                                                           450,000       (343,034)      (329,262)
   Cash received in acquisition                                            --             --        557,538
   Change in affiliate accounts receivable                           (202,039)       125,188         25,751
                                                                 ------------   ------------   ------------

         Net cash used in investing activities                     (2,327,747)   (51,577,717)   (62,677,513)
                                                                 ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds of borrowings                                     4,000,000     51,884,052     83,400,000
         Financing costs                                                   --     (1,154,545)    (2,508,238)
         Repayment of mortgages                                    (1,935,267)    (3,483,680)   (17,023,406)
         Distributions to limited partners                           (145,050)      (108,092)      (381,070)
         Proceeds from stock options exercised                         15,000      1,047,088          7,667
         Dividends paid                                              (127,320)      (127,320)      (127,320)
         Purchase of treasury stock                                        --        (41,251)    (3,953,042)
         Proceeds from sale of common stock                         1,000,000             --             --
         Borrowings on line of credit, net                           (312,537)       712,537             --
                                                                 ------------   ------------   ------------

         Net cash provided by financing activities                  2,494,826    48,728,789     59,414,591
                                                                 ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                1,080,844       (386,632)       290,940

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                       670,736      1,057,368        766,428
                                                                 ------------   ------------   ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                        $  1,751,580   $    670,736   $  1,057,368
                                                                 ============   ============   ============

OTHER INFORMATION:
Cash paid during the period for:
   Interest                                                      $ 14,152,439   $  8,747,412   $  1,662,972
   Income taxes                                                  $     40,690   $     31,693   $    205,269
Non-cash financing and investing activities
   Issuance of 600,000 shares of common stock upon
   conversion of convertible subordinated debentures                       --             --   $  3,000,000
Acquisition of seventeen properties in 1996 for stock                      --             --   $  9,759,773
Liabilities assumed for the purchase of the five properties
   on July 31, 1996                                                        --             --   $ 12,263,011

  The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.       THE COMPANY:

Hudson Hotels Corporation (the "Company") was organized as Microtel Franchise and Development Corporation to develop and franchise a national chain of economy limited service lodging facilities ("Microtels"), using the service mark "MICROTEL". The Company was incorporated in New York State on June 5, 1987.

The principal activity of the Company is as owner/manager of hotels. The Company also manages hotels with financial interest (through various partnerships) and manages hotels through third party management contracts. The owned and managed hotels are located in twelve (12) states, and are operated under various franchise agreements. The Company operates in the industry segment of hotel operations and management.

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

The Company, in return, received $4.0 million over a three (3) year period, allocated as follows: $3,037,640 for the purchase of the franchising assets; $700,000 for consulting services over three (3) years; and $262,360 in interest related to deferred payments. Expenses of $121,759 were netted against the purchase price. Of the total consideration, $2.0 million was paid at closing, $1.0 million was paid at the first anniversary and $500,000 at the second anniversary, and an additional $500,000 was paid at the third anniversary. In addition to the lump sum payments, the Company is entitled to receive royalty payments from properties franchised by USFS at the rate of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250 and
 .5% of gross room revenues for all hotels in excess of 250.

Under this Agreement, the Company has the right to franchise and construct an additional twenty-two (22) Microtel Inn properties and ten (10) "suites" properties and to receive all royalties on the fifty (50) Microtels (28) existing and twenty-two (22) new ones to be undertaken by the Company) and ten
(10) suites.

As a result of the sale of its franchising system pursuant to the USFS Agreement, the Company has focused its efforts on developing, building and managing various hotel products, including Microtel Inns, which has been the Company's strength since it acquired Hudson Hotels Corporation in 1992. During 1996, 1997 and 1998, the Company embarked upon a significant expansion and development program, which includes several acquisitions and development of five
(5) Microtel Inns through a joint venture partnership.

2.       LIQUIDITY:

In December of 1998, and the first quarter of 1999, the Company sold certain assets and took other actions as described in Item 1 "Recent Developments" to generate cash or avoid cash payments which would allow sufficient liquidity to maintain current operations during its seasonally slow operating season
(the fourth and first quarters). The Company's mezzanine loan agreement requires Hudson to use the proceeds of asset sales to pay down the debt; however, Hudson has instead used these proceeds for working capital. This violation of the mezzanine loan agreement gave the lender the right to demand immediate repayment of the mezzanine loan. In April 1999, the Company entered into an agreement with this lender, which waives these violations of the mezzanine loan agreement if the Company fulfills certain conditions. One of these conditions is that the Company is not to make any principal payments to subordinated creditors of this lender, including Equity Inns, LP ("Equity Inns"), its $7.5 million convertible subordinated debenture or for the obligations of Hudson Hotels Trust. Such requirement will cause the Company to default in its obligations to Equity Inns, however, under the subordination agreement with Equity Inns, that company is currently prevented from taking legal action to enforce the payment of its debt. However, after default, Equity Inns could obtain 2,000,000 shares of Hudson Hotels common stock, which is collateral for this debt. Additionally, upon default, the holders of $4.0 million debt in Hudson Hotels Trust can convert their debt upon default into a total of 1,333,332 shares of Hudson common stock. One of these holders has already converted $2.0 million of this debt into 666,666 shares of Hudson common stock. Additionally, the Company at December 31, 1998 had certain portions of its mezzanine debt that would begin to amortize in the fourth quarter of 1999. As a result of this recent agreement with the holder of this debt, the amortization of this debt now begins in the second quarter of 2000, which amortization the Company will not, at current operating levels, be able to service. Therefore, the Company's viability is dependent upon the restructuring of its debt obligations and strengthening its equity and asset base, and ultimately, a return of profitability.

The Company is currently in discussions with several of its institutional lenders about its debt obligations and activities to restructure its debt. There is negative working capital of $6,504,154 at December 31, 1998 with a significant amount of this negative working capital generated by significant principal debt payments. These principal payments described herein are expected to continue. Furthermore, the Company is severely restricted in accessing the cash flows generated from revenues as they are trapped for application against required escrows for debt, tax, insurance, capital asset reserve, and now beginning in the second quarter of 2000, principal amortization of the Company's mezzanine debt.

There can be no assurances that the Company's restructuring efforts will be successful, or that the institutional lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require approval of additional debt holders, or possibly agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as be appropriate to preserve asset value.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries collectively referred to as the Company. The consolidated financial statements also include the accounts of a partnership that is controlled by the Company. Other investments in partnerships that the Company does not control are accounted for under the equity method (see below and Note 4). Income and expenses are recorded on the accrual basis of accounting and all significant inter-company accounts and transactions have been eliminated.

INVESTMENTS IN PARTNERSHIP INTERESTS

The Company owns or owned equity interests, either as a general or limited partner, in entities that own hotel properties or real estate that may be developed as a hotel property. Effective August 1, 1996, the Company acquired various remaining general and limited partner interests in five (5) hotel partnerships in which the Company was a minority partner. Subsequent to that date, the operations of those five hotels are included in the operating results of the Company.

Income and losses of controlled partnerships are allocated to the Company according to the terms of each partnership agreement.

The Company received development and franchise placement fees totaling $0, $40,500 and $180,000 for the years ended 1998, 1997 and 1996, respectively, from unconsolidated entities in which the Company has a minority interest. Development fees represent cost reimbursement. The Company also receives ongoing royalties from some of these entities on the same basis as independent parties.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks with maturities of less than 30 days. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

RESTRICTED CASH

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, tax, insurance and capital asset reserve. A substantial portion of the escrowed cash funds is released several times monthly for application against current liabilities.

ACCOUNTS RECEIVABLE - TRADE

Accounts Receivable - Trade represents billed receivables to hotel entities for management services, royalties due and hotel room rentals. At December 31, 1998 and 1997, $72,952 and $35,130, respectively, represents amounts due from entities in which the Company has a minority interest.

INVENTORIES

Inventories are stated at the lower of cost, on a first-in, first-out method, or market and consist primarily of hotel supplies.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are reversed and the net difference, less any amount realized from the disposition, is reflected as income or loss. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized; other repairs and maintenance are expensed.

Property and equipment consists of the following at December 31,

                                                     1998              1997
                                                     ----              ----
Land                                            $  16,283,653     $  14,991,042
Building and building improvements                 98,656,047        99,366,884
Furniture and equipment                            18,813,802        19,834,696
                                                -------------     -------------

                                                  133,753,502       134,192,622
Less - accumulated depreciation                    (9,319,133)       (4,442,974)
                                                -------------     -------------

                                                $ 124,434,369     $ 129,749,648
                                                =============     =============

For financial reporting purposes, depreciation is computed using the straight-line method for building and accelerated methods for furniture and equipment over the following estimated useful lives:

          Building and building improvements                       20-40 years
          Furniture and equipment                                   5-7 years

The Company reviews quarterly its properties in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. In the fourth quarter of 1998 the Company recognized an impairment loss of $1,818,211 in relation to five (5) parcels of undeveloped land that were sold in the first quarter of 1999. Additionally, a loss of $3,441,490 was recognized from the loss of the Company's limited partnership interest in HH Bridge, L.P.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Given the Company's current financial position, it is not practical to determine the fair value of its financial instruments.

DEFERRED FINANCING COSTS

Costs incurred to acquire financing are being amortized over the estimated term of the related financing. Accumulated amortization was $562,465 and $169,557 as of December 31, 1998 and 1997, respectively.

REVENUE RECOGNITION

Hotel operations revenue, principally from room rentals, is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

Membership dues for the beach club of the Seagate Hotel and Beach Club are recognized ratably over the membership period. Membership dues received in advance are reflected as deferred membership dues.

Royalty fee revenue is based on gross room revenues and the number of franchised businesses open under the USFS Agreement.

Management fee revenue is recognized monthly as the services are performed in accordance with the terms of the management contracts and is generally based on a percentage of the managed property's revenue plus charges for accounting and marketing fees.

BEACH CLUB MEMBERSHIP

As a result of the acquisition of the Seagate Hotel and Beach Club, the Beach Club operation was valued at $3,206,531, based on an independent appraisal. Amortization is provided using the straight-line method over the twenty (20) year estimated useful life of the asset. Accumulated amortization is $387,456 and $227,129 as of December 31, 1998 and 1997, respectively.

EARNINGS PER SHARE

The Company calculates earning per share ("EPS") in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, which is effective for both interim and annual periods ending after December 15, 1997.

SFAS No. 128 requires dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net earnings, less preferred stock dividends, divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects dilution that could occur from common shares issuable through stock options, convertible subordinated debentures and convertible preferred stock.

                                                                   1998         1997         1996
                                                                   ----         ----         ----
Net Earnings Applicable to Common Stock:

     Net earnings (loss)                                       $(15,165,194) $(1,891,754) $   636,050
     Deduct preferred stock dividends paid                         (127,320)    (127,320)    (127,320)
                                                               ------------  -----------  -----------

     Net earnings (loss) applicable to common stock            $(15,292,514) $(2,019,074) $   508,730
                                                               ============  ===========  ===========

Weighted average number of common shares outstanding              5,353,078    4,996,694    3,771,702
                                                               ============  ===========  ===========

EARNINGS (LOSS) PER SHARE - BASIC                              $      (2.86) $     (0.40) $      0.13
                                                               ============  ===========  ===========

Net earnings applicable to common stock per above              $         --  $        --  $   508,730
                                                               ============  ===========  ===========

Shares used in calculating basic earnings per share                      --           --    3,771,702
Additional shares assuming conversion of options and warrants            --           --      478,143
                                                               ------------  -----------  -----------

Total shares for diluted                                                 --           --    4,249,845

EARNINGS PER SHARE - DILUTED                                            N/A          N/A  $      0.12
                                                               ============  ===========  ===========

The exercise of outstanding stock options, convertible subordinated debenture and convertible preferred stock were not included in some of the calculations of diluted EPS, as their effect would be anti-dilutive. Unexercised stock options/warrants to purchase 3,459,092; 1,648,134 and 772,357 shares of the Company's common stock were not included in the computations of diluted EPS because the prices were greater than the average market price of the Company's stock or the addition of the options and warrants are considered antidilutive during the years ended December 31, 1998, 1997 and 1996, respectively.

The Company did not include the conversion of convertible preferred stock and convertible subordinated debentures totaling 1,961,390, 1,294,723, and 1,294,723 shares of the Company's common stock in the calculation of EPS because the addition is considered antidilutive for the years ended December 31, 1998, 1997 and 1996, respectively.

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

4.       SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP
         INTERESTS:

The following is a summary of condensed financial information for the unconsolidated partnerships that the Company does not control for the partnerships years ended December 31, 1998, 1997 and 1996.

                                            1998           1997           1996
                                            ----           ----           ----
Property and equipment, net of
  accumulated depreciation              $ 57,248,847   $ 29,943,215   $ 29,490,826
Current assets                             3,495,286      2,925,293      2,918,869
Other assets                               1,088,155        938,340      1,341,308
                                        ------------   ------------   ------------

  TOTAL ASSETS                            61,832,288     33,806,848     33,751,003
                                        ------------   ------------   ------------

Mortgage and notes payable - current         550,524        302,732      2,157,446
Other current liabilities                  2,429,449        712,866        847,865
Mortgage and note payable - noncurrent    43,614,917     25,056,584     24,118,255
                                        ------------   ------------   ------------

  TOTAL LIABILITIES                       46,594,890     26,072,182     27,123,566
                                        ------------   ------------   ------------

NET ASSETS                              $ 15,237,398   $  7,734,666   $  6,627,437
                                        ============   ============   ============

  COMPANY'S SHARE                       $  1,781,218   $  1,781,621   $  1,974,900
                                        ============   ============   ============

Net revenues                              17,794,838     12,387,125     13,668,878
Operating expenses                       (10,984,777)    (7,192,947)    (9,301,426)
                                        ------------   ------------   ------------

Income from operations                     6,810,061      5,194,178      4,367,452
Other income (expense), net               (5,546,368)    (4,228,999)    (3,678,898)
                                        ------------   ------------   ------------

NET INCOME                              $  1,263,693   $    965,179   $    688,554
                                        ============   ============   ============

  COMPANY'S SHARE                       $    198,910   $     65,835   $     17,527
                                        ============   ============   ============

5.      LAND AND REAL ESTATE DEVELOPMENT:

Real estate held for development or sale is summarized as follows at December
31:

                                              1998         1997         ACRES
                                              ----         ----         -----
Cost of land under development:
     Tonawanda, New York                  $   780,822   $  780,822       6.87
     Irving, Texas                            472,932      472,932       2.02
     Plano, Texas                             595,661      595,661       2.00
     Plano, Texas                             677,697      677,697       2.00
     Arlington, Texas                         604,629      604,629       2.00
     Tucson, Arizona                          478,851      478,851       2.00
                                          -----------   ----------

                                            3,610,592    3,610,592
Development costs                             638,499      536,559
                                          -----------   ----------
Total real estate development in process    4,249,091    4,147,151
Less:  Valuation allowance                 (1,818,211)          --
                                          -----------   ----------
Total real estate development in process  $ 2,430,880   $4,147,151
                                          ===========   ==========

Development costs include land and site development costs that are accumulated by specific site. Upon sale to a specific ownership entity, the Company will be reimbursed for all land and site development costs specifically associated with the parcel.

The Company reviews quarterly its land and real estate development in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flow. As a result of the sale of five (5) parcels of land in February 1999, the Company recognized a loss on asset valuation. See Note 3 for further discussion.

6.      LINE OF CREDIT:

The Company has a line of credit note with a commercial bank, with an interest rate of prime plus 1 1/2%, for a total of $400,000. Amount borrowed is collateralized by undeveloped land in Tonawanda, New York.

7.      DEBT:

Long-term debt consists of the following at December 31:

                                                      1998             1997
                                                      ----             ----
Mortgage payable to Nomura Asset Capital
Corporation, by HH Properties-I, Inc., a
wholly owned subsidiary dated November
27, 1996, due in monthly installments of
$477,257, including principal and
interest at 9.19% over a 25 year period
In 2008, the interest rate recasts at no
less than 14.19%. The mortgage is
collateralized by all of the assets of
HH Properties-I, Inc., one of the
Company's indirect wholly-owned hotel
subsidiaries                                     $  54,884,544    $  55,468,137

Mortgage payable to Nomura Asset Capital
Corporation, by HH Properties-II, Inc.,
a wholly owned subsidiary, dated October
31, 1997, due in monthly installments of
$239,147, including principal and
interest at 8.38% over a 25 year period
In 2007, the interest rate recasts at no
less than 13.38%. The mortgage is
collateralized by all of the assets of
HH Properties-II, Inc., one of the
Company's indirect wholly-owned hotel
subsidiaries                                        29,640,847       29,970,353

Mezzanine note payable to Nomura Asset
Capital Corporation, dated November 27,
1996, payable in monthly installments of
interest only at LIBOR plus 6%. On
October 31, 1997, the Company borrowed
an additional $18.0 million at LIBOR
plus 6% interest only. As part of the
additional borrowing, the Company and
the lender agreed to pay monthly
installments of interest only in year
one and two, at an interest rate of
LIBOR plus 6% and additionally $583,333
monthly of minimum principal in years
three through five. The note is due
October 11, 2002. This note is
collateralized by substantially all
assets of the Company. Subsequent to
December 31, 1998 the Note was amended
to provide that principal payments would
not begin until April 11, 2000                      35,000,000       35,000,000

7.5% convertible subordinated debenture
due July 1, 2001                                     7,500,000        7,500,000

Two $2.0 million notes due April 30,
1999. Subsequent to year-end one of
these notes was converted into 666,666
shares of the Company's common stock                 4,000,000               --

10% subordinated note payable to Equity
Inns Partnership, L.P. by the Company,
payable in monthly installments of
interest only. Principal payments of
$250,000 are due January 31, April 30,
July 31, October 31 of each year with
the unpaid balance due October 31, 2000
The note is collateralized by 2,000,000
shares of the Company's common stock
issued in the name of Hudson Hotels
Properties Corp., a wholly owned
subsidiary                                           2,884,052        3,884,052

4.4% Town of Tonawanda bonds with yearly
principal payments of $22,169 through
1997 and yearly principal payments of
$18,745 thereafter until 2006                          147,798          169,966
                                                 -------------    -------------

Total long-term debt                               134,057,241      131,992,508
Less - current portion                              (6,017,698)      (3,433,217)
                                                 -------------    -------------
                                                 $ 128,039,543    $ 128,559,291
                                                 =============    =============

The conversion price of the 7.5% convertible subordinated debenture due July 1, 2001, reset on December 31, 1998 based on 125% of the average volume weighted price over the last thirty days having 150,000 shares of trading volume. A maximum and minimum conversion price for common shares is set at $7.50 and $4.50, respectively. As a result of the reset, the new conversion price is $4.50 per common share.

In September 1998, the Company and Equity Inns agreed to revise the principal payment schedule to provide a $1,000,000 principal payment on October 31, 1998 and $250,000 principal payments every three months thereafter. A balloon payment of $1,134,052 is due October 31, 2000. The interest rate remained at 10%.

As a result of postponing the initial public offering of Hudson Hotels Trust and its relationship with Hudson Hotels Trust, the Company is required to consolidate the financial statements of Hudson Hotels Trust that includes $4.0 million in promissory notes. The promissory notes consist of two (2) 12% notes payable to third parties payable in monthly installments of interest only, with the principal balance due on April 30, 1999. At the option of the note holders, at the stated maturity, the notes may be converted into term loans, bearing interest at 12% and 60 equal monthly principal payments of $33,333.
The notes can be prepaid at any time prior to maturity. The notes are secured by the pledge of 1,333,332 shares of common stock of the Company as security of the payment of the notes. In addition, the Company issued warrants to acquire 500,000 shares of the Company's common stock at $4.00 a share, which expire April 30, 2003, to note holders as an inducement for amounts loaned other than the pledge of the stock. The Company is not obligated to repay the principal or interest on these notes, however.

The Company's mezzanine loan agreement requires Hudson to use the proceeds of asset sales to pay down the debt; however, Hudson has instead used these proceeds for working capital. This violation of the mezzanine loan agreement gave the lender the right to demand immediate repayment of the mezzanine loan. In April 1999 the Company entered into an agreement with this lender, which waives these violations of the mezzanine loan agreement if the Company fulfills certain conditions. One of these conditions is that the Company is not to make any principal payments to creditors which are subordinated to this lender, including Equity Inns, LP ("Equity Inns") for its 10% subordinated note or on the $7.5 million convertible subordinated debenture or for the obligations of Hudson Hotels Trust. Such requirements will cause the Company to default in its obligations to Equity Inns. However, under the subordination agreement with Equity Inns, that company is currently prevented from taking legal action to enforce the payment of its debt. After default, Equity Inns could obtain 2,000,000 shares of Hudson Hotels common stock, which is collateral for this debt. Additionally, upon default, the holders of $4.0 million debt in Hudson Hotels Trust can convert their debt into a total of 1,333,332 shares of Hudson common stock. One of these holders, in 1999, has already converted $2.0 million of this debt into 666,666 shares of Hudson common stock. Additionally, the Company at December 31, 1998 had certain portions of its mezzanine debt that would begin to amortize in the fourth quarter of 1999. As a result of the recent agreement with the holder of this debt, the amortization of this debt now begins in the second quarter of 2000, which amortization the Company will not, at current operating levels, be able to service. Therefore, the Company's viability is dependent upon the restructuring of its debt obligations and strengthening its equity and asset base, and ultimately, a return of profitability.

At December 31, 1998 future minimum repayments under long-term debt are as follows:

                  1999                        6,017,698
                  2000                        9,147,670
                  2001                       13,713,286
                  2002                        6,325,594
                  Thereafter                 98,852,993
                                           ------------

                  TOTAL                    $134,057,241
                                           ============

8.       SHAREHOLDERS' INVESTMENT:

(A)      PREFERRED STOCK

At December 31, 1998, the Company's authorized preferred shares were 10,000,000 at $.001 par value, of which 294,723 were issued and outstanding at December 31, 1998 and 1997, respectively.

Series A Preferred Stock - 294,723 shares are issued and outstanding and includes a liquidation preference of $5.40 per share. Dividends are paid at $.432 per share annually and are cumulative, subject to Board declaration. Voting rights are co-equal with Common Shares; 1 share, 1 vote. Each Preferred Share is convertible at the option of the holder into one share of the Company's Common Stock, with antidilution protection. The Preferred Shares are redeemable at the option of the Company for debentures.

(B)      COMMON STOCK

At December 31, 1998, the Company's authorized common shares were 20,000,000 at $.001 par value per share, of which 5,732,495 and 5,155,162 were issued and outstanding at December 31, 1998 and 1997, respectively.

The Company has established the following stock option plans, authorized by the Board of Directors and approved by shareholders:

         --1988 Employee Stock Option Plan, whereby 100,000 shares of the Company's common stock are reserved for issuance under plan provisions to Directors, Officers and key employees pursuant to the exercise of qualified stock options, non-qualified stock options and direct purchase of stock. The granted options vest over a two year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary.

         --1993 Employee Stock Option Plan, whereby 550,000 shares of the Company's common stock are reserved for issuance under plan provisions to Officers and key employees pursuant to the exercise of qualified stock options, non-qualified stock options and direct purchase of stock. The granted options vest over a two year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. In 1996, the Board of Directors authorized the issuance of an additional 300,000 shares, which was approved by shareholders at the annual meeting. At December 31, 1998, 185,500 shares were available for grant under this plan.

         --1993 Directors Stock Option Plan, whereby 135,000 shares of the Company's common stock are reserved for issuance under plan provisions to outside Directors. The granted options vest over a two year period with 1/3 vesting immediately, with an additional 1/3 vesting at the first and second anniversaries. In 1998, the Board of Directors authorized the issuance of an additional 81,000 shares, which was approved by shareholders at the annual meeting. At December 31, 1998, 108,000 shares were available for grant under this plan.

         --1998 Long-Term Incentive Compensation Plan, whereby 1,500,000 shares of the Company's common stock are reserved for issuance under plan provisions to officers and key employees pursuant to the issuance of non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock and direct purchase of stock. The purpose of the plan is to attract, retain and motivate key employees of the Company by offering incentive compensation tied to the performance of the Company and its share price and, therefore, more closely align with the interests of shareholders. At December 31, 1998, all of these shares have been committed to be granted but the grants had not yet been made, therefore -0- shares were available for grant under this plan.

In addition, the Company, from time to time, grants warrants to non-employees, at a price equal to or greater than the fair market value at the date of grant.

The Chairman of the Board and Chief Executive Officer of the Company has purchased 211,875 warrants from non-affiliate third parties.

A summary of changes in common stock options and warrants during the year ended December 31, 1998, 1997 and 1996 is:

                                                NUMBER OF SHARES            PRICE PER SHARE
                                                ----------------            ---------------
Outstanding at December 31, 1995                   1,308,000                $1.50 - $8.375
                                                  ----------
Granted                                              128,500                $7.00 - $7.375
Exercised/Expired                                    (28,833)               $2.00
                                                  ----------

Outstanding at December 31, 1996                   1,407,667                $1.50 - $8.375

Granted                                              627,000                $5.50 - $10.00
Exercised/Expired                                   (283,000)               $2.00 -  $6.00
                                                  ----------

Outstanding at December 31, 1997                   1,751,667                $1.50 - $10.00

Granted                                              520,000                $4.00 -  $4.50
Exercised/Expired/Forfeited                         (312,575)              $4.125 -  $7.00
                                                  ----------

Outstanding at December 31, 1998                   1,959,092                $1.50 - $10.00
                                                  ==========

Options and warrants exercisable at:
   December 31, 1998                               1,952,133
                                                  ==========
   December 31, 1997                               1,648,134
                                                  ==========
   December 31, 1996                               1,250,500
                                                  ==========

The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation effective for the fiscal years beginning after December 15, 1995. The Company has adopted the disclosure provisions of the Statement.

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise prices equal to the fair value of the Company's Class A common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in 1996. During the phase-in period of SFAS No. 123, pro forma disclosures may not be indicative of future amounts until the new rules are applied to all awards. For SFAS No. 123 purposes, the fair value of each employee options grant has been estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rate of 6.25%, expected life of five (5) years, no dividends and expected volatility of 33.1%. Using these assumptions, the fair value of the employee stock options granted in 1998, 1997, and 1996 is $152,000, $168,000 and
$384,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts for the period ended December 31:

                                              1998             1997            1996
                                              ----             ----            ----
Net income (loss):
   As reported                          $  (15,165,194)  $   (1,891,754) $      636,050
   Pro forma                               (15,317,487)      (2,069,452)        426,650

Net income (loss) per share - basic:
   As reported                          $        (2.86)  $        (0.40) $         0.13
   Pro forma                            $        (2.89)  $        (0.44) $         0.08

9.       COMMITMENTS:

Certain office space and automobiles are rented under non-cancelable operating leases that expire at various dates through 2003. The following is a schedule of future minimum annual rentals on non-cancelable operating leases:

                     1999                           $475,854
                     2000                            470,160
                     2001                            446,043
                     2002                            420,000
                     Thereafter                      420,000

Total rent expense for the year ended December 31, 1998, 1997 and 1996, was $307,773, $159,566 and $148,102, respectively.

As a partner in the partnerships disclosed in Note 4, the Company has guaranteed portions of mortgages payable relating to the partnerships. Amounts guaranteed by the Company related to the partnerships' mortgages payable were approximately $3.6 million and $3.7 million at December 31, 1998 and 1997, respectively.

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors, based on franchise agreements which extend from ten to seventeen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $2,731,604, $1,567,564 and $146,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

10.      INCOME TAXES:

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

The components of the provision/(benefit) for income taxes are as follows:

                                     1998               1997             1996
                                     ----               ----             ----
CURRENT:
  Federal                         $       --        $        --         $195,539
  State                               33,182              9,629           10,708
DEFERRED:
  Federal                          1,094,465           (765,864)         196,232
  State                              293,410           (244,614)          69,535
                                  ----------        -----------         --------

TOTAL                             $1,421,057        $(1,000,849)        $472,014
                                  ==========        ===========         ========

Deferred tax (liabilities) assets are comprised of the following at December 31:

                                                     1998               1997
                                                     ----               ----
Depreciation                                     $(1,581,218)       $(1,079,515)
Minority interest                                    (11,888)            (7,288)
                                                 -----------        -----------

Gross deferred tax liability                      (1,593,106)        (1,086,803)
                                                 -----------        -----------

Loss carryforwards                                 3,511,081          1,799,384
Accrued expenses                                   1,051,893            212,000
Deferred revenue                                      73,975             74,112
Deferred consulting                                       --             45,054
Bad debt reserve                                     236,424            221,916
Tax credit                                            79,751             79,884
Financing costs                                       62,566                 --
Writedown of assets                                2,044,569                 --
Miscellaneous                                         42,636             42,379
                                                 -----------        -----------

  Gross deferred tax assets                        7,102,895          2,474,729
                                                 -----------        -----------
Valuation allowance                               (5,509,789)                --
                                                 -----------        -----------
Net deferred tax asset                           $       -0-        $ 1,387,926
                                                 ===========        ===========

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period and its history of taxable earnings. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:

                                                   1998          1997        1996
                                                   ----          ----        ----
Statutory US tax rates                         $(4,673,006)  $  (938,485)  $376,742
Increase (decrease) in rates resulting from:
State income taxes, net of federal income tax     (634,924)     (155,090)    66,495
Change in valuation allowance                    5,509,789            --         --
Permanent differences                            1,291,238        72,080         --
Other                                              (72,040)       20,646     28,777
                                               -----------   -----------   --------

Provision/(Benefit) for income taxes           $ 1,421,057   $(1,000,849)  $472,014
                                               ===========   ===========   ========

At December 31, 1998, the Company has tax net operating loss carryforwards of approximately $8,800,000 that may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

11.      LITIGATION:

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

12.      LEASEHOLD INTEREST:

The Company provided a $450,000 cash deposit to secure a ten year operating lease through 2006 and management contract of a full-service hotel located in Canandaigua, New York from the hotel's owner a non-affiliated limited liability company, M,L,R&R. In December of 1998 the Company sold its leasehold interest in this property and received its $450,000 cash deposit and began to manage the property pursuant to a Management Agreement entered into with M,L,R&R.

The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, North Carolina. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten-year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 less one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $59,167 for the year ended December 31, 1998, and $57,417 for the year ended December 31, 1997. The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                        1999                        $ 22,000
                        2000                          22,000
                        2001                          22,000
                        2002                          22,000
                        2003                          22,000
                        Thereafter                   704,000
                                                    --------
                                                    $814,000
                                                    ========

13.      ACQUISITION:

On August 14, 1998, HH Bridge, L.P. ("the Partnership"), a limited partnership in which the Company had a 42% interest, completed the acquisition of three (3) hotel properties from an unrelated third party for approximately $26.6 million, plus other indirect costs. The acquisition has been accounted for under the purchase method and, accordingly, the operating results of the three hotels have been included in the consolidated operating results since the date of the acquisition.

The funds used to acquire the three hotel properties were provided by cash from the Partnership and long-term borrowings. The Company funded the Partnership through long-term borrowings and cash from operations.

The partnership agreement provides for "Put" and "Call" arrangements on the third party limited partner's ("M,L,R&R") 58% partnership interest in HH Bridge, L.P. M,L,R&R had the right, prior to July 14, 1999, to cause the Company to purchase M,L,R&R's entire partnership interest for $6.0 million (the "Put"). If the Put would have been exercised, the closing of the purchase of M,L,R&R's partnership interest would take place on August 14, 1999. The Company had the right to purchase M,L,R&R's entire partnership interest for $6.0 million by November 13, 1999, after such time the purchase price of $6.0 million would have increased $66,667 for each month thereafter. The Company would have been required to purchase M,L,R&R's partnership interest on August 13, 2003, for $9.0 million if not sooner purchased. However, M,L,R&R also had the right to acquire the Company's limited partnership interest in HH Bridge, L.P. for $1 in the event the Company defaulted in any of its obligations to M,L,R&R.

As of December 31, 1998, the partnership was unable to make certain "guaranteed return" payments to this third party, who then exercised its rights to acquire the Company's 41% limited partnership interest for $1. As a result, the operations of HH Bridge, L.P. have been consolidated by the Company from August 14, 1998, to December 31, 1998, however, the balance sheet has been deconsolidated at December 31, 1998 and a loss on asset valuation were taken for the Company's investment in the partnership of $3.4 million in the fourth quarter of 1998. Presently the Company owns a 1% interest in HH Bridge, L.P., as a general partner.

14.      INDIRECT OPERATING COSTS:

During the fourth quarter of 1998 the Company had charges of $577,074 as a result of indirect costs. This amount is comprised of a one-time non-cash charge of $529,764 associated with warrants issued and valued as a result of two $2.0 million notes issued. The remaining indirect operating costs are associated with corporate moving expenses with relocation to new office space.

During the fourth quarter of 1997, the Company had charges of $1,225,788 as a result of indirect costs. This amount is comprised primarily of $835,118 of non-cash consulting expense relating to investor relations services which were written off as its expected value of these services in the future appeared minimal. In addition, this amount is comprised of indirect costs relating to the acquisition of nine (9) Hampton Inns and the write off of several deposits which the Company will no longer pursue.

During the fourth quarter of 1996, the Company had charges of $551,149 primarily as a result of the acquisition of the SB Motel Corp. portfolio.

15.      SETTLEMENT OF LITIGATION:

On September 30, 1998, the Company reached a settlement in a long standing litigation with plaintiffs, Ladenburg, Thalmann Co., whom alleged a breach of contract by the Company. In exchange for termination of the lawsuit and mutual release, the Company paid to the plaintiff a total of $100,000 in cash and 200,000 shares of common stock valued at $375,000.

16. NON-RECURRING COSTS:

During the third quarter of 1998, the Company recognized charges of $4.8 million. These charges include (i) a deposit and direct costs related to the terminated acquisition of twenty-six Fairfield Inns by Marriott that were under contract to Hudson Hotels Trust and (ii) costs incurred by the Company as Hudson Hotels Trust was unable to raise funds through an initial public offering. These costs and deposits were written off due to current economic conditions, which have prevented the completion of Hudson Hotels Trust's initial public offering.

17.      SUBSEQUENT EVENTS:

In February 1999, the Company sold five (5) parcels of land for $1.8 million to a third party. As a result of the sale, the Company recognized a $1,818,211 loss on asset valuation at December 31, 1998.

In addition, as of December 31, 1998, the Company failed to make its $250,000 "guaranteed quarterly payment" to a third party for its $5 million contribution to HH Bridge, L.P. As a result of this non-performance, the independent third party exercised its right under the agreement to acquire the Company's 41% limited partnership interest in HH Bridge, L.P. for $1 in January 1999. As a result of this, the Company recorded a $3,441,490 loss on asset valuation at December 31, 1998. (See Note 13).

18.      BUSINESS SEGMENTS:

As described in Note 1, the Company operates in two segments: (1) hotel owner/operator; and (2) hotel management services and other. Revenues, identifiable assets and capital expenditures of each segment are those that are directly identified with those operations.

The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization ("EBITDA") generated by the operations of its Owned Hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized mortgage obligations on its hotel properties. The Company's taxes are included in the consolidated Federal income tax return of the Company and are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences.

The following table presents revenues and other financial information by business segment for the years ended December 31, 1996, 1997 and 1998 (in thousands):


1998                           HOTEL OPERATIONS   MANAGEMENT & OTHER   ELIMINATION (A)   CONSOLIDATED
----                           ----------------   ------------------   ---------------   ------------
Revenues                           $ 55,383            $ 4,993            $ (2,736)         $ 57,640
EBITDA                             $ 15,931            $   674                  --          $ 16,605
Depreciation and amortization      $  5,890            $   240                  --          $  6,130
Interest expense                   $ 13,177            $ 1,003                  --          $ 14,180
Capital expenditures               $  1,775            $   282                  --          $  2,057
Total assets                       $127,205            $66,495            $(51,024)         $142,676


1997                           HOTEL OPERATIONS   MANAGEMENT & OTHER   ELIMINATION (A)   CONSOLIDATED
----                           ----------------   ------------------   ---------------   ------------
Revenues                           $ 36,923            $ 3,615            $ (1,807)         $ 38,731
EBITDA                             $ 10,307            $  (228)                 --          $ 10,079
Depreciation and amortization      $  3,877            $   220                  --          $  4,097
Interest expense                   $  8,314            $   714                  --          $  9,028
Capital expenditures               $  2,479            $   116                  --          $  2,595
Total assets                       $132,731            $74,025            $(54,638)         $152,118


1996                           HOTEL OPERATIONS   MANAGEMENT & OTHER   ELIMINATION (A)   CONSOLIDATED
----                           ----------------   ------------------   ---------------   ------------
Revenues                           $ 11,730            $ 2,898            $   (480)         $ 14,148
EBITDA                             $  2,804            $    85                  --          $  2,889
Depreciation and amortization      $    908            $   114                  --          $  1,022
Interest expense                   $  1,550            $   519                  --          $  2,069
Capital expenditures               $    568            $    73                  --          $    641
Total assets                       $ 92,317            $44,765            $(34,189)         $102,893

(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments' performance measure to the Company's consolidated income (loss) before taxes, minority interest, and equity in operations of partnerships:

                                                           1998          1997          1996
                                                        ----------    ----------    ----------
EBITDA
   Hotel Operations                                     $   15,931    $   10,307    $    2,804
   Management and Other                                        674          (228)           85
Interest                                                   (14,180)       (9,028)       (2,069)
Depreciation and Amortization                               (6,130)       (4,097)       (1,022)
Loss on Asset Valuation                                     (5,260)          -             -
Non-recurring costs                                         (4,839)          -             -
Other                                                          (73)          195         1,685
                                                        ----------    ----------    ----------
Income (loss) before income taxes, minority
  interest, and equity in operations of partnerships    $  (13,877)   $   (2,851)   $    1,483
                                                        ==========    ==========    ==========

ITEM 9.  CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANTS

On April 22, 1997, the Board of Directors of the Company, upon the recommendation of the Audit Committee, directed management to engage PricewaterhouseCoopers LLP for appointment as the Company's principal accountants to audit the Company's financial statements, as voted during the Company's annual meeting held on May 29, 1997. This selection followed the solicitation of proposals for accounting services by the Company from several accounting firms, and the review of those proposals and the accompanying presentations. In connection with this designation, the Company's existing accountants, Bonadio & Co., LLP, were dismissed.

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

(a)(2) Effective April 22, 1997, PricewaterhouseCoopers LLP was engaged to serve as the Company's principal accountants to audit its financial statements. In connection with its solicitation for proposals, the Company did not consult with the new accountants regarding either
            (1) the application of accounting principals to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, or (2) any disagreements with the Company's prior accountants.

                                    PART III

As described below, certain information appearing in the Company's Proxy Statement to be furnished to shareholders in connection with the 1999 Annual Meeting, is incorporated by reference in this Form 10-K Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Certain additional information is incorporated by reference to the "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be furnished to shareholders in connection with the 1999 Annual Meeting. Information regarding the Company's Executive Officers is included below.

Name and Title                           Age          Business Experience

E. Anthony Wilson, Chairman of the        54    E. Anthony Wilson serves as the
                                                Chairman of the Board and Chief
                                                Board and Chief Executive
                                                Officer Executive Officer of the
                                                Company. Mr. Wilson was a
                                                co-founder of the Company, has
                                                served as its Chairman of the
                                                Board since its inception, and
                                                as Chief Executive Officer since
                                                January 1993. In 1984 he
                                                co-founded Hudson Hotels Corp.
                                                which was acquired by the
                                                Company in June 1992. In
                                                addition to his hotel
                                                experience, Mr. Wilson was a
                                                founder of S&W Restaurants, and
                                                of Mid-America Properties, which
                                                is the owner of eight Chi Chi's
                                                Restaurants, and was a partner
                                                and developer of the Ocean Club,
                                                a night club and restaurant, and
                                                Union Square, a theme
                                                restaurant. He has over 25 years
                                                experience in the hospitality
                                                and real estate industries as a
                                                developer, owner and manager. As
                                                general partner of Wilson
                                                Enterprises, L.P., a real estate
                                                development firm in Rochester,
                                                New York, he has developed a
                                                significant amount of office,
                                                warehouse, apartments and
                                                related facilities for tenants,
                                                including Xerox Corporation,
                                                Eastman Kodak, Rochester
                                                Telephone Corp., R.T. French,
                                                Champion Products, the United
                                                States Government and other
                                                national corporations. Mr.
                                                Wilson is an alumnus of the
                                                School of Business at Indiana
                                                University. He has served as the
                                                Chairperson of the Strong
                                                Memorial Hospital Children's
                                                Fund, and has been a Director of
                                                the First National Bank of
                                                Rochester, Erdle Perforating
                                                Corp., and the Rochester Family
                                                of Mutual Funds.

Michael T. George, President and          40    Michael T. George serves as the
                                                Company's President and Chief
                                                Chief Operating Officer
                                                Operating Officer. Mr. George is
                                                a Certified Hotel Administrator
                                                with approximately 17 years of
                                                experience in the hotel
                                                industry. From 1997 to 1998, he
                                                served as Chief Operating
                                                Officer of Sunstone Hotel
                                                Properties, the affiliated
                                                lessee of Sunstone Investors,
                                                Inc., a hotel REIT located in
                                                San Clemente, California that
                                                owns hotels under various brand
                                                names, including Marriott,
                                                Hilton, Sheraton, Holiday Inn,
                                                Hawthorn Suites, Residence Inn,
                                                Courtyard Inn by Marriott,
                                                Hampton Inn and Best Western.
                                                From 1995 to 1997, Mr. George
                                                served as Senior Vice President
                                                of Operations for Capstar Hotels
                                                Company located in Washington,
                                                D.C. From 1990 to 1995, Mr.
                                                George served as Vice President
                                                of Operations and ultimately as
                                                Chief Operating Officer for
                                                Devon Hotels Ltd. in Montreal.
                                                Prior to that time, Mr. George
                                                served in various capacities
                                                with Radisson Hotels, Hilton
                                                Hotels and Sheraton Hotels. In
                                                addition, for various durations
                                                over the last six years Mr.
                                                George has served on franchise
                                                operations boards for the
                                                national hotel chains Marriott,
                                                Westin and Hilton. Mr. George
                                                graduated from the Purdue Hotel
                                                and Restaurant Management School
                                                in 1981.

John M. Sabin, Executive Vice             44    John M. Sabin serves as the
President and Chief Financial Officer           Company's Executive Vice
                                                President and Chief Financial
                                                Officer since May 1998. From
                                                February 1997 to May 1998, Mr.
                                                Sabin served as Senior Vice
                                                President and Treasurer of
                                                Vistana, Inc., a publicly-owned
                                                company that owns, operates and
                                                develops time share resorts, and
                                                served as Chief Financial
                                                Officer of Vistana from February
                                                1997 to November 1997. From June
                                                1996 to February 1997, Mr. Sabin
                                                served as Vice President -
                                                Finance of Choice Hotels
                                                International, Inc. From June
                                                1995 to February 1997, Mr. Sabin
                                                also served as Vice President -
                                                Mergers and Acquisitions of
                                                Choice Hotels International,
                                                Inc., and, from December 1993 to
                                                October 1996, he served as Vice
                                                President - Finance and
                                                Assistant Treasurer of Manor
                                                Care, Inc., the former parent of
                                                Choice Hotels International,
                                                Inc. From 1990 to December 1993,
                                                Mr. Sabin served as Vice
                                                President - Corporate Mergers
                                                and Acquisitions of Marriott
                                                Corporation. In addition, Mr.
                                                Sabin is a Director and
                                                non-executive Chairman of the
                                                Board of Competitive
                                                Technologies, Inc., a
                                                publicly-owned technology
                                                licensing and transfer company.
                                                Mr. Sabin received B.S., M.Acc.
                                                (Masters of Accountancy) and
                                                M.B.A. degrees from Brigham
                                                Young University and a J.D.
                                                degree from the J. Reuben Clark
                                                Law School at Brigham Young
                                                University.

Ralph L. Peek, CPA, Vice President        50    Ralph L. Peek has been a general
and Treasurer                                   partner of E. Anthony Wilson in
                                                Wilson Enterprises, L.P. since
                                                1978 and he has been involved
                                                with the Company and has served
                                                as a Director of the Company
                                                since it inception in 1987. As
                                                of December 31, 1996 Mr. Peek
                                                was named Vice President and
                                                Treasurer of the Company. Mr.
                                                Peek is also a certified public
                                                accountant and received his
                                                degree from the Rochester
                                                Institute of Technology.

Taras M. Kolcio, CPA, Vice President      33    Taras M. Kolcio serves as the
and Controller                                  Company's Vice President and
                                                Controller. Mr. Kolcio joined
                                                the Company as its Controller in
                                                June 1993, and in November 1996
                                                was named Chief Financial
                                                Officer, a position he held
                                                until May 1998. Prior to that he
                                                was employed at Deloitte &
                                                Touche for six years. Mr. Kolcio
                                                received his Bachelor of Science
                                                degree in Business
                                                Administration from the State
                                                University of New York at
                                                Buffalo, and is licensed as a
                                                certified public accountant in
                                                the State of New York. Mr.
                                                Kolcio is a member of the New
                                                York State Society of Certified
                                                Public Accountants.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1999 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to the "Principal Shareholders" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 1999 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH WILSON ENTERPRISES, L.P. AND E. ANTHONY WILSON

On August 28, 1996, the Company completed the acquisition of the remaining partnership interests in five hotel partnerships in which the Company was the owner of varying minority general and limited partnership equity interests for 1,170,103 shares of the Company's common stock. Wilson Enterprises, L.P., a limited partnership which E. Anthony Wilson, the Company's Chairman and Chief Executive Officer and Ralph L. Peek, the Company's Treasurer, are the general partners, was a limited partner in several of the acquired partnerships and received 102,007 shares in exchange for its partnership interests.

Wilson Enterprises, L.P. also shares office space with the Company and reimburses the Company for the direct costs that are associated therewith. During 1998, Wilson Enterprises, L.P. reimbursed the Company $1,200 for such costs and during 1997 the Company received $4,829 of reimbursement for such costs.

As of December 31, 1998, E. Anthony Wilson was indebted to the Company in the amount of $114,935. This amount represents the cumulative unpaid advances made by the Company to Mr. Wilson. These advances have been made over the years and have been periodically repaid.

TRANSACTIONS WITH M,L,R&R PARTNERSHIP

M,L,R&R is a New York partnership owned by members of the Sands family. M,L,R&R and its partners are together the owners of greater than 10% of the Company's outstanding common stock as reflected on Form 13D filed by them. In addition, Richard Sands is the husband of Jennifer Sands, the beneficiary of the Q-Tip Trust of Jennifer L. Ansley, which Q-Tip Trust is a greater than 5% shareholder of the Company. The Company has entered into a number of transactions with M,L,R&R or its affiliates, as follows:

HUDSON HOTELS TRUST - In May 1998, Hudson Hotels Trust, a newly-formed Maryland real estate investment trust, borrowed $2.0 million in seed capital financing from M,L,R&R to finance its startup operations through its anticipated initial public offering. The Company intended to enter into a strategic alliance with this real estate investment trust, which was anticipated to have significant benefits for the future operations of the Company. In order to induce the partnership to loan the seed capital money to the trust, the Company issued to the partnership warrants to purchase 250,000 shares of the Company's common stock at a strike price of $4.00. This was the approximate trading price of the stock at issuance of the warrants. In addition, the loan was collateralized by the pledge of 666,666 shares of common stock of the Company. Subsequent to December 31, 1999 this loan was converted to 666,666 shares of common stock in the Company.

ACQUISITION OF HH BRIDGE, L.P. PROPERTIES - In August 1998, the Company organized a Virginia limited partnership, HH Bridge, L.P., to acquire three properties. The Company contributed $3.6 million to the capital of the Partnership for a 1% general partnership interest and a 41.2% limited partnership interest M,L,R&R contributed $5.0 million for a 57.8% limited partnership interest. The partnership agreement provided that: M,L,R&R receive a $250,000 guaranteed payment each quarter; Hudson receive all income of the partnership in excess of that guaranteed return; M,L,R&R had the right to require the Company to purchase its partnership interest on August 14, 1999 for $6.0 million; M,L,R&R had the right to acquire Hudson's interest in the partnership for $1.00 if: (1) the guaranteed return is not paid, or (b) the Company is unable to purchase M,L,R&R's interest on August 14, 1999 as required. On August 14, 1998, the partnership purchased three hotel properties for an aggregate purchase price of approximately $26.6 million.

SALE OF STOCK - On August 17, 1998 the Company sold 333,334 shares of its common stock to M,L,R&R for an aggregate consideration of $1,000,000, or $3.00 per share. The per-share price was approximately the market price of the Company's shares at the date of sale.

TRANSFER AND SALE OF CERTAIN ASSETS - In December 1998 and January 1999 Hudson transferred properties and a lease to companies which are affiliates of M,L,R&R. The Company undertook these transfers to obtain working capital, which it required to pay operating expenses and debt service during its traditionally slow first quarter. The transfers were: (i) the lease of the Inn on the Lake, owned by L,R,R&M L.L.C. by Canandaigua Hotel Corp., a subsidiary of Hudson, and entered into a management contract for that property; and (ii) H.H. Properties Southwest, Inc., a subsidiary of Hudson, sold five (5) parcels of vacant land in Texas and Arizona to Transport Associates.

The Company also was unable to make the guaranteed payment due January 1, 1999 to M,L,R&R and M,L,R&R exercised its right to acquire the Company's limited partnership interest in HH Bridge, L.P. The Company received or retained approximately $2.3 million in cash from these transactions.

TRANSACTIONS WITH BOYLAN, BROWN, CODE, FOWLER, VIGDOR & WILSON, LLP

Mr. Lockwood, the Secretary of the Company, is also a partner in Boylan, Brown, Code, Fowler, Vigdor & Wilson, LLP, which law firm is general counsel to the Company. In 1998, the Company paid approximately $202,805 to the law firm in legal fees. In addition, Mr. Lockwood was a limited partner in two of the limited partnerships acquired on August 28, 1996 and received 8,233 shares in exchange for his partnership interests.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)      The following exhibits are filed as part of this Form 10-K

         (1)      Financial Statements

                  The response to this portion of Item 14 is submitted under
                  Item 8 of this Report on Form 10-K.

         (2)      Financial Statement Schedules

                  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3)      Exhibits

                  Any shareholder who desires a copy of the following Exhibits may obtain a copy upon request from the Company at a charge that reflects the reproduction cost of such Exhibits. Requests should be made to the Secretary, Hudson Hotels Corporation, 300 Bausch & Lomb Place, Rochester, NY 14604.

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

         10.21 Lease agreement between L,R,R&M, L.L.C., and Canandaigua Hotel Corp. (g)

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

         10.30 Promissory Note between the Company and Equity Inns Partnership, L.P. (m)

         10.31    Guaranty between the Company and Equity Inns Partnership, L.P.
                  (m)

         10.32 Pledge Agreement between the Company and Equity Inns Partnership, L.P. (m)

         10.33    Amended and Restated Mezzanine Loan Agreement (m)

         10.34    Employment Agreement (Wilson)

         10.35    Employment Agreement (George)

         10.36    Employment Agreement (Sabin)

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

         (j) Filed as an Exhibit to the Company's Form 8-K Current Report dated August 28, 1996

         (k) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1996

         (l) Filed as an Exhibit to the Company's Form 8-K Current Report dated November 27, 1996

         (m) Filed as an Exhibit to the Company's 8-K Current Report dated October 31, 1997

(B)      Form 8-K - The following report was filed on Form 8-K:

          DATE OF REPORT                            ITEM
          --------------                            ----

          April 22, 1997                    Change in Accountants

          October 31, 1997                  Acquisition of Assets

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HOTELS CORPORATION


Dated: April 14, 1999                  By:      /s/ E. Anthony Wilson
                                           _____________________________________
                                                    E. Anthony Wilson
                                                    Chief Executive Officer,
                                                    President and Director


Dated: April 14, 1999                  By:      /s/ John M. Sabin
                                           _____________________________________
                                                    John M. Sabin
                                                    Chief Financial Officer
                                                    and Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                  TITLE                            DATE
---------                                  -----                            ----
PRINCIPAL EXECUTIVE OFFICER:

/s/ E. Anthony Wilson              Chairman of the Board,
________________________________   Chief Executive Officer,            April 14, 1999
E. Anthony Wilson                  President and Director

PRINCIPAL FINANCIAL OFFICER:

/s/ John M. Sabin
________________________________   Chief Financial Officer and         April 14, 1999
John M. Sabin                      Executive Vice President

PRINCIPAL ACCOUNTING OFFICER:

/s/ Taras M. Kolcio
________________________________   Chief Accounting Officer and        April 14, 1999
Taras M. Kolcio                    Vice President

/s/ Ralph L. Peek
________________________________   Vice President, Treasurer           April 14, 1999
Ralph L. Peek                      and Director

/s/ Michael T. George
________________________________   President, Chief Operating Officer  April 14, 1999
Michael T. George                  and Director

/s/ Michael Cahill
________________________________
Michael Cahill                     Director                            April 14, 1999

/s/ Robert Fagenson
________________________________
Robert Fagenson                    Director                            April 14, 1999