Form 10-Q
period 1999-03-31
HUDSON HOTELS CORP
filed 1999-05-14
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended.................................................March 31, 1999
Commission File Number...................................................0-17838



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

         YES  /X/                 NO  / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of April 29, 1999 the Registrant had issued and outstanding 6,399,161 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                              1999               1998
                                                                          ------------       ------------
OPERATING REVENUES:
      Hotel operations                                                    $ 11,273,052       $ 11,596,718
      Management fees                                                          355,744            176,700
      Royalties                                                                286,901            196,365
      Other                                                                         98             37,500
                                                                          ------------       ------------

             Total operating revenues                                       11,915,795         12,007,283

OPERATING COSTS AND EXPENSES
      Direct                                                                 6,971,760          7,608,142
      Corporate                                                              1,145,886            696,802
      Depreciation and amortization                                          1,495,289          1,399,258
                                                                          ------------       ------------


             Total operating costs and expenses                              9,612,935          9,704,202
                                                                          ------------       ------------

      Income from operations                                                 2,302,860          2,303,081

OTHER INCOME (EXPENSE):
      Interest income                                                           56,332             53,745
      Interest expense                                                      (3,162,531)        (3,218,429)
                                                                          ------------       ------------

         Total other expense                                                (3,106,199)        (3,164,684)
                                                                          ------------       ------------

         Loss from continuing operations, before income taxes,
            minority interest and equity on net losses of affiliates          (803,339)          (861,603)

PROVISION (BENEFIT) FROM INCOME TAXES                                            2,471           (348,512)
                                                                          ------------       ------------

         Loss from continuing operations, before minority interest
            and equity on net losses of affiliates                            (805,810)          (513,091)

MINORITY INTEREST                                                              (21,544)           (26,751)
EQUITY IN OPERATIONS OF AFFILIATES                                              (6,539)            (5,361)
                                                                          ------------       ------------

NET LOSS                                                                  $   (833,893)      $   (545,203)
                                                                          ============       ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                             $       (.15)      $       (.11)
                                                                          ============       ============


              The accompanying notes are an integral part of these
                            consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 AND DECEMBER 31, 1998
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                1999                1998
                                                            -------------       -------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                              $   1,025,925       $   1,751,580
     Cash - restricted                                          4,095,190           3,013,617
     Accounts receivable - trade                                1,148,594             931,212
     Prepaid expenses and other                                 1,529,423           1,356,730
                                                            -------------       -------------

TOTAL CURRENT ASSETS                                            7,799,132           7,053,139

INVESTMENTS IN PARTNERSHIP INTERESTS                            1,772,456           1,781,218

LAND AND REAL ESTATE DEVELOPMENT                                  780,822           2,430,880

PROPERTY AND EQUIPMENT, NET                                   123,600,809         124,434,369

OTHER ASSETS                                                    6,956,359           6,976,612
                                                            -------------       -------------

     TOTAL ASSETS                                           $ 140,909,578       $ 142,676,218
                                                            =============       =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:

     Lines of credit                                        $     400,000       $     400,000
     Current portion of long-term debt                          2,748,961           6,017,698
     Accounts payable - trade                                     819,190           1,112,851
     Other accrued expenses                                     5,939,233           6,026,744
                                                            -------------       -------------

TOTAL CURRENT LIABILITIES                                       9,907,384          13,557,293

LONG-TERM DEBT                                                128,789,543         128,039,543

DEFERRED REVENUE - LAND SALE                                      185,055             185,055

LIMITED PARTNERS' INTEREST IN
CONSOLIDATED PARTNERSHIP                                        1,059,573           1,060,581

SHAREHOLDERS' INVESTMENT:

     Preferred stock                                                  295                 295
     Common stock                                                   6,410               5,743
     Additional paid-in capital                                21,872,593          19,873,260
     Accumulated deficit                                      (20,870,024)        (20,004,301)
                                                            -------------       -------------

                                                                1,009,274            (125,003)

     Less:  10,000 shares of common stock in treasury,
        at cost at March 31, 1999 and 1998                        (41,251)            (41,251)
                                                            -------------       -------------

TOTAL SHAREHOLDERS' INVESTMENT                                    968,023            (166,254)
                                                            -------------       -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT         $ 140,909,578       $ 142,676,218
                                                            =============       =============

              The accompanying notes are an integral part of these
                            consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999
(UNAUDITED)
--------------------------------------------------------------------------------


                               SERIES A    ADDITIONAL                  ADDITIONAL
                              PREFERRED  PAID-IN CAPITAL   COMMON    PAID-IN CAPITAL  ACCUMULATED     TREASURY
                                STOCK      PREFERRED       STOCK         COMMON         DEFICIT         STOCK         TOTAL
                                -----      ---------       -----         ------         -------         -----         -----
BALANCE, DECEMBER 31, 1998       $295      $1,560,705      $5,743      $18,312,555    $(20,004,301)   $(41,251)   $  (166,254)

     Net Loss                      --              --          --               --        (833,893)         --       (833,893)

     Issuance of stock             --              --         667        1,999,333              --          --      2,000,000

     Cash dividends paid on
       preferred stock             --              --          --               --         (31,830)          --       (31,830)
                                 ----      ----------      ------      -----------    ------------    ---------    ----------

BALANCE,  MARCH 31, 1999         $295      $1,560,705      $6,410      $20,311,888    $(20,870,024)   $ (41,251)   $  968,023
                                 ====      ==========      ======      ===========    ============    =========    ==========




Stock balances at December 31, 1998:
   Common stock: 5,732,495 shares;
   Preferred stock: 294,723 shares

Stock balances at March 31, 1999:
   Common stock: 6,399,161 shares;
   Preferred stock: 294,723 shares



 The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1999 AND 1998
(UNAUDITED)
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:                                 1999             1998
                                                                  -----------       -----------
  Net Loss                                                        $  (833,893)      $  (545,203)
     Adjustments to reconcile net loss to net
        cash from operating activities:
      Deferred tax provision                                             --            (348,549)
      Depreciation and amortization                                 1,495,289         1,399,258
      Minority interest in operations                                  21,544            26,751
      Non-cash consulting                                                --               1,687
      Equity in operations                                              6,539             5,361
      Capital distributions from unconsolidated
         partnership interests                                          4,724            50,220
      (Increase) decrease in assets -
         Accounts receivable - trade                                 (217,382)          (28,959)
      Prepaid expenses and other                                     (338,749)         (470,521)
      Increase (decrease) in liabilities -
         Accounts payable                                            (293,661)         (379,732)
      Other accrued expenses                                          (87,511)          316,255
                                                                  -----------       -----------
         Net cash provided (used in) by operating activities         (243,100)           26,568
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of land/real estate development                           --             (15,780)
   Increase in restricted cash                                     (1,081,573)         (381,481)
   Cash collected on sale of land                                   1,650,058              --
   Change in affiliates accounts and notes receivable                 166,056          (110,007)
   Capital contribution to unconsolidated partnership                  (1,500)             --
   Purchase of equipment                                             (500,569)         (276,228)
   Change in other assets                                            (141,908)            4,600
   Deposits                                                              --             (96,900)
   Change in non-affiliate accounts receivable                           --             256,479
                                                                  -----------       -----------

      Net cash provided by (used in) investing activities              90,564          (619,317)
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of mortgages                                            (518,737)         (270,439)
   Distributions to limited partners                                  (22,552)          (27,000)
   Proceeds from stock options exercised                                 --               7,500
   Dividends paid                                                     (31,830)          (31,830)
   Borrowings on line of credit, net                                     --             587,463
                                                                  -----------       -----------

      Net cash provided by/(used in)financing activities             (573,119)          265,694
                                                                  -----------       -----------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                  (725,655)         (327,055)

CASH AND CASH EQUIVALENTS - beginning of period                     1,751,580           670,736
                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS - end of period                         $ 1,025,925       $   343,681
                                                                  ===========       ===========

OTHER INFORMATION:
   Cash paid during the period for:
      Interest                                                    $ 3,159,157       $ 3,158,634
      Income taxes                                                $    41,392       $    14,372

 The accompanying notes are an integral part of these consolidated statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principals ("GAAP") requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

         The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 1998 10-K.

         Other footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1998 10-K.

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

         Under this Agreement, the Company has the right to franchise and construct an additional twenty-two

         (22) Microtel Inn properties and ten (10) "suites" properties and to thus receive all royalties on a total of fifty (50) Microtels (twenty-eight (28) existing hotels and twenty-two (22) new hotels to be undertaken by the Company) and ten (10) suites.

         As a result of the sale of its franchising system pursuant to the USFS Agreement, the Company has focused its efforts on developing, building and managing various hotel products, including Microtel Inns, which has been the Company's strength since it acquired Hudson Hotels Corporation in 1992. During 1996, 1997 and 1998, the Company embarked upon a significant expansion and development program, which included several acquisitions and the development of six (6) Microtel Inns through a joint venture partnership.

3.       LIQUIDITY

         In December of 1998, and the first quarter of 1999, the Company sold certain assets and took other actions as described in Item 1 "Recent Developments" in the December 31, 1998 10-K to generate cash or avoid cash payments which would allow sufficient liquidity to maintain current operations during its seasonally slow operating season (the fourth and first quarters). The Company's mezzanine loan agreement required Hudson to use the proceeds of asset sales to pay down the mezzanine debt; however, Hudson instead used these proceeds for working capital. This violation of the mezzanine loan agreement gave the lender the right to demand immediate repayment of the mezzanine loan. In April 1999, the Company entered into an agreement with this lender, which waives these violations of the mezzanine loan agreement if the Company fulfills certain conditions. One of these conditions is that the Company is not to make any principal payments to subordinated creditors of this lender, including Equity Inns, LP ("Equity Inns"), its $7.5 million convertible subordinated debenture or for the obligations of Hudson Hotels Trust. Such requirement caused the Company to default in its obligations to Equity Inns as of May 1, 1999; however, under the subordination agreement with Equity Inns, that Company is currently prevented from taking legal action to enforce the payment of its debt. In May 1999 Equity Inns notified the Company that it has declared this debt in default and has accelerated the debt and is seeking default interest. Also, after default, Equity Inns can obtain 2,000,000 shares of Hudson Hotels common stock, which is collateral for this debt.

         Additionally, upon default (which has already occurred), the holder of a $2.0 million debt in Hudson Hotels Trust can convert his debt into a total of 666,666 shares of Hudson common stock. Another Hudson Hotels debt holder has already converted $2.0 million of Hudson Hotels Trust debt into 666,666 shares of Hudson common stock. Additionally, the Company at December 31, 1998 had certain portions of its mezzanine debt that would begin to amortize in the fourth quarter of 1999. As a result of the recent agreement with the holder of the mezzanine debt, the amortization of this debt now begins in the second quarter of 2000, which amortization the Company will not, at current operating levels, be able to service. Therefore, the Company's viability is dependent upon the restructuring of its debt obligations and strengthening its equity base, and ultimately, a return of profitability.

         The Company is currently in discussions with its lenders about its debt obligations and activities to restructure its debt. There is negative working capital of $2,108,252 at March 31, 1999 with a significant amount of this negative working capital generated by significant principal debt payments. These principal payments described herein are expected to continue. Furthermore, the Company is severely restricted in accessing the cash flows generated from revenues as they are trapped for application against required escrows for debt, tax, insurance, capital asset reserve, and beginning in the second quarter of 2000, principal amortization of the Company's mezzanine debt.

         There can be no assurances that the Company's restructuring efforts will be successful, or that the Company's lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require approval of additional debt holders, or possibly agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

4.       SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

         The following is a summary of condensed financial information for the unconsolidated partnerships that the Company does not control for the three month period ended March 31, 1999 and 1998.

                                                 1999               1998
                                             ------------       ------------
Property and equipment, net of
  accumulated depreciation                   $ 56,947,033       $ 31,475,400
Current assets                                  4,214,282          2,690,808
Other assets                                    1,028,740          1,031,096
                                             ------------       ------------

  TOTAL ASSETS                                 62,190,055         35,197,304
                                             ------------       ------------

Mortgage and notes payable - current              432,082          1,945,948
Other current liabilities                       2,515,187            851,092
Mortgage and notes payable - noncurrent        43,593,787         25,218,161
                                             ------------       ------------

  TOTAL LIABILITIES                            46,541,056         28,015,201
                                             ------------       ------------

NET ASSETS                                   $ 15,648,999       $  7,182,103
                                             ============       ============

  COMPANY'S SHARE                            $  1,772,456       $  1,725,767
                                             ============       ============

Net revenues                                 $  5,334,349       $  3,002,060
Operating expenses                              3,511,821          1,895,735
                                             ------------       ------------

Income (loss) from operations                   1,822,528          1,106,325
Other income (expense), net                    (1,399,035)        (1,149,689)
                                             ------------       ------------

NET (LOSS)                                   $    423,493       $    (43,364)
                                             ============       ============

  COMPANY'S SHARE                            $     (6,539)      $     (5,361)
                                             ============       ============

5.      LINE OF CREDIT

         The Company has a line of credit note with a commercial bank, with an interest rate of prime plus 1 1/2%, for a total of $400,000. Amount borrowed is collateralized by undeveloped land in Tonawanda, New York.

6.       LONG TERM DEBT

        Future minimum repayments under long-term debt are as follows:

                  Remainder 1999                    $  2,748,961
                  2000                                 9,897,670
                  2001                                13,713,286
                  2002                                 6,325,594
                  2003 and thereafter                 98,852,993

7.      COMMITMENTS AND CONTINGENCIES

        The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $120,817 and $44,753 for the periods ending March 31, 1999 and 1998, respectively. Future minimum lease payments under operating leases are approximately: 1999 remainder - $355,037; 2000 - $470,160; and 2001 -
        $446,043.

        The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors based on franchise agreements which extend from ten to sixteen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $433,000 and $445,000 for the three months ended March 31, 1999 and 1998, respectively.

        The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, NC. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 plus one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term of four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $5,500 for the three month period ended March 31, 1999 and 1998.

        The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                  Remainder 1999                $   16,500
                  2000                              22,000
                  2001                              22,000
                  2002                              22,000
                  2003                              22,000
                  Thereafter                       704,000
                                                ----------
                                                $  808,500
                                                ==========

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

         At March 31, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $9,600,000 that may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

9.       SHAREHOLDERS INVESTMENT

         In 1998, the Company announced its plans to "paper clip" with Hudson Hotels Trust ("Hudson Trust"), a newly formed entity that planned an initial public offering ("IPO"), led by a group of seven (7) underwriters to raise funds to acquire a group of twenty-nine (29) hotel properties, which would then be leased to the Company. Prior to the IPO, Hudson Trust borrowed a total of $4.0 million from two third party sources (in the form of two $2.0 million notes). As part of the loan agreement, the Company pledged 1,333,332 shares of its stock as security for the repayment of the loans from the third parties. These funds were used to put deposits on the hotels to be acquired by Hudson Trust and for other expenses related to the IPO. Due to difficult capital market conditions, Hudson Trust was not able to complete its IPO. In March 1999 one of the holders of these notes agreed to convert one of the $2.0 million notes into 666,666 shares of Hudson common stock. Hudson Trust did not repay the remaining loan when it came due April 30, 1999.

10.      SUPPLEMENTAL INFORMATION OF NON-CASH FINANCING ACTIVITIES

         In March 1999 a $2.0 million note was converted to 666,666 shares of Hudson Hotels Corp. Common Stock. See Note 9 for further details.

11.      BUSINESS SEGMENTS

         As described in Note 2, the Company operates in two segments: (1) hotel owner/operator; and (2) hotel management services and other. Revenues, identifiable assets and capital expenditures of each segment are those that are directly identified with those operations.

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

         The following table presents revenues and other financial information by business segment for the three months ended March 31, 1999 and 1998 (in thousands):


              1999                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)   CONSOLIDATED
              ----                  ----------------     ------------------    ---------------   ------------
Revenues                           $     11,273        $         1,204         $      (561)      $     11,916
EBITDA                             $      3,740        $            58                  --       $      3,798
Depreciation and amortization      $      1,404        $            91                  --       $      1,495
Interest expense                   $      2,862        $           301                  --       $      3,163
Capital expenditures               $        449        $            52                  --       $        501
Total assets                       $    127,069        $        61,437         $   (47,596)      $    140,910


              1998                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)   CONSOLIDATED
              ----                  ----------------     ------------------    ---------------   ------------

Revenues                           $     11,599        $           988         $      (580)      $     12,007
EBITDA                             $      3,411        $           291                  --       $      3,702
Depreciation and amortization      $      1,347        $            52                  --       $      1,399
Interest expense                   $      2,910        $           308                  --       $      3,218
Capital expenditures               $        258        $            18                  --       $        276
Total assets                       $    132,193        $        73,485         $   (53,874)      $    151,804


(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

         The following presents the segments' performance measure to the Company's consolidated loss before taxes, minority interest, and equity in operations of partnerships:


                                                     1999          1998
                                                   -------       -------
EBITDA
     Hotel operations                              $ 3,740       $ 3,411
     Management and other                               58           291
Interest                                            (3,163)       (3,218)
Depreciation and amortization                       (1,495)       (1,399)
Other                                                   57            53
                                                   -------       -------

Loss before income taxes, minority interest,
     and equity in operations of partnerships      $  (803)      $  (862)
                                                   =======       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with the entire Form 10-Q. Particular attention should be directed to the Consolidated Financial Statements found at Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations found at Item 7.

As a result of the sale of (i) the Cricket Inn Virginia Beach in May 1998, and
(ii) the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998, a significant portion of the current results are not directly comparable to prior year results, specifically hotel operations and direct costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998:

Total operating revenues decreased $91,488, or 1% to $11,915,795 for 1999, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $11,273,052 for the three months ended March 31, 1999, a decrease of $323,666, or 3%, from $11,596,718 for the three months ended March 31, 1998. Hotel operations consisted of the following:


                                             THREE MONTHS ENDED
                                       MARCH 31, 1999    MARCH 31, 1998
                                       --------------    --------------
          Hotel room revenue             $ 9,773,221      $10,005,204
          Beach club revenue                 391,078          377,409
          Food and beverage revenue          707,887          749,728
          Other                              400,866          464,377
                                         -----------      -----------

               Total                     $11,273,052      $11,596,718
                                         ===========      ===========


Hotel room revenues were $9,773,221 for the three month period ended March 31, 1999 a decrease of $231,983, or 2%, from $10,005,204 for the three month period ended March 31, 1998. The net decrease is the result of the sale of the Cricket Inn Virginia Beach in May 1998 which had $102,437 in room revenue in the first quarter of 1998 and the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998 which had $299,181 in room revenue in the first quarter of 1998 offset in part by overall increases in room revenue at the Company's other hotels. The Company currently manages the Canandaigua Inn on the Lake pursuant to a Management Agreement. The results of these two hotels were included in hotel room revenues in 1998 but are not included in 1999. These decreases were offset by improved operating results for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Occupancy and average daily room rates for the Company owned hotels were 62.6% and $59.97, respectively, for the three months ended March 31, 1999 and 60.2% and $58.14, respectively, for the three months ended March 31, 1998.

The Beach Club revenue, which totaled $391,078 for the three month period ended March 31, 1999 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $13,669, or 4%, from $377,409 for the three months ended March 31, 1998. The increase is specifically attributable to increase in initiation fees being charged to new members.

Food and beverage revenue was $707,887 for the three months ended March 31, 1999 compared to $749,728 for the three months ended March 31, 1998, a decrease of $41,841 or 6%. The net decrease is primarily a result of the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998, which had food and beverage operations. This was offset by increased food and beverage volume at the Seagate Hotel and Beach Club and assuming the food and beverage operations of the Brookwood Inn in Pittsford on May 1, 1998 which was leased in prior years to a third party.

Other hotel revenue decreased $63,511 or 14% to $400,866 for the three months ended March 31, 1999 from $464, 377 for the three months ended March 31, 1998. The decrease is primarily the result of the sale of the Cricket Inn Virginia Beach in May 1998 and the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998 whose results are not included in 1999 but were included in 1998.

ROYALTIES for the three month period ended March 31, 1999 have increased $90,536, or 46% to $286,901 from $196,365 for the three month period ended March 31, 1998. The increase is attributable to one hundred thirty-five (135) franchised Microtel Inns in operation, as opposed to sixty-two (62) during the same three month period in 1998. The Company receives all royalties on twenty-eight (28) of the one hundred thirty-five (135) franchised Microtel Inns and on the remaining one hundred seven (107) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS based on the following schedule: 1% of gross room revenues for motels 0-100; .75% of gross room revenues for hotels 101-250; and .5% of gross room revenues for hotels 251 and beyond.

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

MANAGEMENT FEES for the three month period ended March 31, 1999 increased $179,044, or 101% to $355,744, compared to management fees of $176,700 for the same three-month period ended March 31, 1998. The increase is primarily the result of increased gross revenues at hotels managed by the Company as management fees are generally based on a percentage of gross revenue and the addition of four (4) management contracts when compared to the period ended March 31, 1999. The schedule of owned and managed hotels is summarized below:

                                            MARCH 31, 1999     MARCH 31, 1998
                                            --------------     --------------
          Owned                                  25                  26
          Managed with financial interest        12                  10
          Other managed                           6                   5
                                                 --                  --
                                                 43                  41
                                                 ==                  ==

Management fees of approximately $562,000 were generated by the twenty-five (25) owned hotels for the three month period ended March 31, 1999, which were eliminated for consolidation purposes.

OTHER REVENUE for the three month period ended March 31, 1999 decreased $37,402, or 99% to $98 from $37,500 for the three month period ended March 31, 1998. This is primarily a result of consulting fees accrued from USFS of $37,500, which were non-recurring after September 1998.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and build Microtel Inns, if financing is obtainable, and (iii) opportunistic acquisition of existing hotels. However, given the Company's highly leveraged financial condition, it is at a substantial disadvantage in acquiring or developing additional hotel properties.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended March 31, 1999 was 38%, compared to 34% for the three months ended March 31, 1998. The increase in gross operating margin is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1997 and 1996.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $449,084, or 64%, to $1,145,886 for the three months ended March 31, 1999 from $696,802 for the three months ended March 31, 1998. The increase is primarily a result of the following: (1) a $55,000 increase in professional fees incurred for the three month period ended March 31, 1999, compared to the three month period ended March 31, 1998, (2) a $230,000 increase in payroll and related expenses as a result of the addition of employees, and (3) a $71,000 increase in rent expense associated with leasing new office space.

DEPRECIATION AND AMORTIZATION for the three month period ended March 31, 1999 increased $96,031, or 7% to $1,495,289 from $1,399,258 for the three month period ended March 31, 1998. The increase is a result of capital improvements in 1997 and 1998, which increased depreciation expense. Capital improvements include converting a Cricket Inn Charlotte to a Red Roof Inn and wall replacement at the Seagate Hotel and Beach Club.

OTHER INCOME (EXPENSE) for the three months ended March 31, 1999 decreased $58,485, or 2%, to $3,106,199 from $3,164,684 for the three months ended March 31, 1998. This decrease is a result of amortization of long-term debt resulting in paying less interest expense on reduced principal balances and lower interest rates in effect on variable rate debt in the period ended March 31, 1999. Of the $3,162,531 in total interest expense 60% relates to the mortgages held on the hotels acquired or consolidated by the Company in 1996 and 1997. The remaining amount represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, notes payable to Hudson Hotels Trust, Tonawanda bond issue and line of credit.

EQUITY IN OPERATIONS OF AFFILIATES represents the loss incurred from the Company's equity investment in various hotels. The loss for the three months ended March 31, 1999 increased $1,178 to $6,539, or 22%, from $5,361 for the three months March 31, 1998.

INCOME TAXES - The provision for income tax of $2,471 includes minimum state taxes. The Company did not record a deferred tax benefit as realization of the future tax benefits related to the deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. The benefit for income tax of $348,512 for the three month period ended March 31, 1998 represents federal and state tax income tax benefit from the recognition of deferred tax assets and liabilities on loss from continuing operations before income taxes of $831,422.

NET LOSS - As a result of the above factors, the net loss increased $288,690, or 53%, from the three month period ended March 31, 1998 to a net loss of $833,893 for the three month period ended March 31, 1999. The resulting net loss per common share - basic of $0.15 for the three month period ended March 31, 1999, compared to a net loss per common share - basic of $0.11 for the three month period ended March 31, 1998.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 1999, the Company had a $400,000 working capital demand line note with a commercial bank, which bears interest at a rate of prime plus 1 1/2%. Amounts borrowed are collateralized by unencumbered land. At March 31, 1999, $400,000 was borrowed under the terms of this line.

At March 31, 1999, the Company had $1,025,925 of cash and cash equivalents compared with $1,751,580 at December 31, 1998.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds is released several times monthly for application against current liabilities. The balances held in escrow on March 31, 1999 and 1998 were $4,095,190 and $3,845,409, respectively.

Net cash flows used in operating activities was $243,100 for the three months ended March 31, 1999 compared to cash flows provided by operating activities of $26,568 for the three months ended March 31, 1998. The net decrease is primarily the result of the increases in accounts receivables associated with room sales, royalties and management fees.

Net cash flows provided by investing activities was $90,564 for the three months ended March 31, 1999 compared to net cash flows used in investing activities of $619,317 for the three months ended March 31, 1998. Net cash flow provided by investing activities for the three months ended March 31, 1999 reflects cash received for the sale of land, changes in restricted cash, collection of deposits and other assets less the purchase of equipment and the amounts placed into escrow as required by the loan agreements. Net cash used in investing activities for the three months ended March 31, 1998, reflects amounts placed into escrow as required by the loan agreements, capital improvements to the Twenty-Five (25) hotels acquired in 1996 and 1997 and cash received from non-affiliates and the deposits submitted for the acquisition of three (3) hotels.

Net cash flows used in financing activities was $573,119 for the three months ended March 31, 1999 compared to net cash flows provided by financing activities of $265,694 for the three months ended March 31, 1998. Net cash flows used in financing activities for the three months ended March 31, 1999 reflects the repayment of mortgages, preferred stock dividends and distributions to limited partners. Net cash flows provided by financing activities for the three months ended March 31, 1998 reflects cash proceeds from the exercise of options and proceeds from our line of credit. This was offset by financing costs, repayment of mortgages and preferred dividends.

EBITDA increased by $95,810, or 3%, to $3,798,149 for the three months ended March 31, 1999, compared to $3,702,339 for the three months ended March 31, 1998. EBITDA is defined as total operating revenues less direct, corporate and indirect operating costs. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The increase is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1996 and 1997.

LIQUIDITY in December of 1998, and the first quarter of 1999, the Company sold certain assets and took other actions as described in Item 1 "Recent Developments" in the December 31, 1998 10-K to generate cash or avoid cash payments which would allow sufficient liquidity to maintain current operations during its seasonally slow operating season (the fourth and first quarters). The Company's mezzanine loan agreement required Hudson to use the proceeds of asset sales to pay down the debt; however, Hudson instead used these proceeds for working capital. This violation of the mezzanine loan agreement gave the lender the right to demand immediate repayment of the mezzanine loan. In April 1999, the Company entered into an agreement with this lender, which waives these violations of the mezzanine loan agreement if the Company fulfills certain conditions. One of these conditions is that the Company is not to make any principal payments to subordinated creditors of this lender, including Equity Inns, LP ("Equity Inns"), for its 10% subordinated note or on the $7.5 million convertible subordinated debenture or for the obligations of Hudson Hotels Trust. Such requirements caused the Company to default in its obligations to Equity Inns as of May 1, 1999. However, under the subordination agreement with Equity Inns, that company is currently prevented from taking legal action to enforce the payment of its debt. In May 1999 Equity Inns notified Hudson that it has declared this debt in default and has accelerated the debt and is seeking default interest. Also, after default, Equity Inns can obtain 2,000,000 shares of Hudson Hotels common stock, which is collateral for this debt.

Additionally, upon default (which has already occurred), the holder of a $2.0 million debt in Hudson Hotels Trust can convert his debt into a total of 666,666 shares of Hudson common stock. Another Hudson Hotels Trust debt holder has already converted $2.0 million of Hudson Hotels Trust debt into 666,666 shares of Hudson common stock. Additionally, the Company at December 31, 1998 had certain portions of its mezzanine debt that would begin to amortize in the fourth quarter of 1999. As a result of this recent agreement with the holder of the mezzanine debt, the amortization of this debt now begins in the second quarter of 2000, which amortization the Company will not, at current operating levels, be able to service. Therefore, the Company's viability is dependent upon the restructuring of its debt obligations and strengthening its equity base, and ultimately, a return of profitability.

The Company is currently in discussions with its lenders about its debt obligations and activities to restructure its debt. There is negative working capital of $2,108,252 at March 31, 1999 with a significant amount of this negative working capital generated by significant principal debt payments. These principal payments described herein are expected to continue. Furthermore, the Company is severely restricted in accessing the cash flows generated from revenues as they are trapped for application against required escrows for debt, tax, insurance, capital asset reserve, and now beginning in the second quarter of 2000, principal amortization of the Company's mezzanine debt.

There can be no assurances that the Company's restructuring efforts will be successful, or that the Company's lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require approval of additional debt holders, or possibly agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

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

Phase I includes a plan to respond to the Year 2000 problem, which includes the following areas (the "Focus Areas"): (i) telephone and call accounting systems;
(ii) credit card readers; (iii) sprinkler systems and fire suppression system;
(iv) security systems; (v) card entry systems; (vi) elevator systems; (vii) computer systems and vendor contracts (hardware); (viii) fax machines and laundry equipment; (ix) HVAC (heating and air conditioning systems) and utility companies; (x) food, beverage, equipment, supplies and other ordering systems; and (xi) computer software systems, including franchisor and non-franchisor reservation systems. The Company has created a task force and procedures to survey, test and report results for management's review. The Company believes that the estimated cost to remediate its Year 2000 problems is approximately $1,000,000.

The Company is currently proceeding with Phase II of its assessment of the Year 2000 problem. Phase II involves initiating a survey and checklist to each hotel manager for completion and return to management. The survey was developed by the Company after a review of franchisor and other Year 2000 compliance information to include (i) the current vendor list with a column for a listing of current product usage and (ii) a vendor address log and telephone number listing. Each hotel checklist included the front desk, business center, housekeeping/back office, beverage and guestrooms. Phase II also involves the testing of the Company's computer systems. The Company is in the process of conducting testing on the systems identified in Phase I and has yet to encounter any Year 2000 compliance issue which cannot be corrected before January 1, 2000.

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

The Company is in the process of mailing a questionnaire to third party vendors to assess third party risks. The results of this risk assessment were completed April 30, 1999. In addition, the Company has sought assurances from the Lessee and other service providers that they are taking all necessary steps to ensure that their computer systems will accurately reflect the year 2000, and the Company will continue to monitor the situation. There can be no assurance that the systems of such third parties will be Year 2000 compliant or that any third party's failure to have Year 2000 compliant systems would not have a material adverse effect on the Company's systems and operations.

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations and Capital Resources and Liquidity are "forward-looking statements" intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1996. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company "believes", "anticipates", "expects", or words of similar meaning. Similarly, statements that describe the Company's future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks, assumptions and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these risks, assumptions and uncertainties carefully in evaluating the forward-looking statements are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date of this Form 10-Q and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking an unspecified amount of damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third parties; however, this indemnity specifically excludes indemnity for punitive damages which may be assessed again the Company. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortuous negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8,1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortuous interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial in the summer of 1999.

On December 4, 1998 and February 5, 1999 the Company was served with claims before the State of South Carolina Human Affairs Division arising out of an incident that occurred at the Greenville, SC Hampton Inn on November 7, 1997. A security guard employed by Security Master, Inc. (the contract provider of security services at the Hampton Inn) allegedly confronted a group of black students with a starter pistol, and directed racially biased comments to the student during that confrontation. The Company has provided requested information to the Human Affairs division regarding the incident, and has agreed to take part in a proposed mediation to resolve the matter. The complainants have not requested any specific damages or other relief.

On April 13, 1999, the Company and its subsidiary, Canandaigua Hotel Corp., were each served with a summons and complaint by Cheryl K. Lee, as administratrix of the Estate of Eugene R. Guthrie, deceased, alleging negligence relating to the design and maintenance of the handicapped access ramp at the Inn on the lake, which negligence allegedly caused injuries resulting in the death of the decedent. L,R,M&M, LLC, the owner of the Inn on the Lake, is also a defendant. The action has been commenced in New York Supreme Court, Monroe County, and demands damages in the amount of $2,000,000 plus costs and disbursements. This action has been turned over to the Company's insurance company for defense; the Company believes that it has adequate insurance to cover any potential loss.

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


                                         HUDSON HOTELS CORPORATION
                                         -------------------------
                                               (Registrant)

Date:    5/14/99                         /s/ John M. Sabin
                                         --------------------------------
                                         John M. Sabin, Executive Vice President
                                         and Chief Financial Officer


Date:    5/14/99                         /s/ Taras M. Kolcio
                                         --------------------------------
                                         Taras M. Kolcio, Vice President
                                         and Chief Accounting Officer

ITEM 2.  CHANGE IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

EXHIBIT NO.                       DESCRIPTION

     11          Statement re: computation of per share earnings

     27          Financial Data Schedule

B. Form 8-K: The following report was filed on Form 8-K - None