Form 10-Q
period 1999-06-30
HUDSON HOTELS CORP
filed 1999-07-29
CIK 846469

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For Quarter Ended                                                  June 30, 1999
Commission File Number                                                   0-17838

                            Hudson Hotels Corporation

--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)

         New York                                                16-1312167

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

      Yes     |X|                                   No     |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      As of July 12, 1999 the Registrant had issued and outstanding 6,399,161 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998 AND THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (unaudited)

--------------------------------------------------------------------------------

                                                    Three Months Ended               Six Months Ended
                                                   1999            1998            1999            1998
                                                   ----            ----            ----            ----
OPERATING REVENUES:
  Hotel operating revenues                     $ 12,974,401    $ 14,156,930    $ 24,247,453    $ 25,753,648
  Management fees                                   445,342         297,516         801,086         474,216
  Royalties                                         441,187         293,849         728,186         490,214
  Other                                                  --          39,657              --          77,157
                                               ------------    ------------    ------------    ------------

    Total operating revenues                     13,860,930      14,787,952      25,776,725      26,795,235
                                               ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES
  Direct                                          7,601,177       8,862,751      14,572,937      16,470,893
  Corporate                                       1,101,781         859,236       2,247,667       1,556,038
  Depreciation and amortization                   1,478,750       1,392,170       2,974,039       2,791,428
                                               ------------    ------------    ------------    ------------

    Total operating costs and expenses           10,181,708      11,114,157      19,794,643      20,818,359
                                               ------------    ------------    ------------    ------------
    Income from operations                        3,679,222       3,673,795       5,982,082       5,976,876

OTHER INCOME (EXPENSE):
  Interest income                                    66,751          54,435         122,083         108,180
  Interest expense                               (3,190,983)     (3,275,258)     (6,353,514)     (6,493,687)
  Gain on sale of property and equipment                 --          74,523              --          74,523
                                               ------------    ------------    ------------    ------------

  Total other expense                            (3,125,232)     (3,146,300)     (6,231,431)     (6,310,984)
                                               ------------    ------------    ------------    ------------

     Income (Loss) from operations, before
       income taxes, minority interest and
       equity on income taxes, minority
       interest and equity in income of
       affiliates                                   553,990         527,495        (249,349)       (334,108)

PROVISION FOR (BENEFIT FROM) INCOME TAXES               832         219,640           3,303        (128,872)
                                               ------------    ------------    ------------    ------------

     Income (Loss) from operations, before
       minority interest and equity in
       income of affiliates                         553,158         307,855        (252,652)       (205,236)

MINORITY INTEREST                                   (22,980)        (26,225)        (44,524)        (52,976)
EQUITY IN INCOME OF AFFILIATES                       46,999          70,265          40,460          64,904
                                               ------------    ------------    ------------    ------------

NET INCOME (LOSS)                              $    577,177    $    351,895    $   (256,716)   $   (193,308)
                                               ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC &
DILUTED                                        $       0.09    $       0.06           (0.05)   $      (0.05)
                                               ============    ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 and December 31, 1998
(unaudited)
--------------------------------------------------------------------------------

ASSETS
                                                    1999              1998
                                                    ----              ----
CURRENT ASSETS:

      Cash and cash equivalents                 $   1,345,360     $   1,751,580
      Cash - restricted                             5,063,821         3,013,617
      Accounts receivable - trade                   1,305,998           931,212
      Prepaid expenses and other                    1,410,639         1,356,730
                                                -------------     -------------

TOTAL CURRENT ASSETS                                9,125,818         7,053,139

INVESTMENTS IN PARTNERSHIP INTERESTS                1,771,507         1,781,218

LAND AND REAL ESTATE DEVELOPMENT                      780,822         2,430,880

PROPERTY AND EQUIPMENT, NET                       122,941,236       124,434,369

OTHER ASSETS                                        6,820,881         6,976,612
                                                -------------     -------------

      TOTAL ASSETS                              $ 141,440,264     $ 142,676,218
                                                =============     =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:

      Lines of credit                           $     400,000     $     400,000
      Current portion of long-term debt             2,515,650         6,017,698
      Accounts payable - trade                        679,307         1,112,851
      Other accrued expenses                        6,296,503         6,026,744
                                                -------------     -------------

TOTAL CURRENT LIABILITIES                           9,891,460        13,557,293

LONG-TERM DEBT                                    128,789,543       128,039,543

DEFERRED REVENUE - LAND SALE                          185,055           185,055

LIMITED PARTNERS' INTEREST IN
CONSOLIDATED PARTNERSHIP                            1,060,836         1,060,581

SHAREHOLDERS' INVESTMENT:

      Preferred stock                                     295               295
      Common stock                                      6,410             5,743
      Additional paid-in capital                   21,872,593        19,873,260
      Accumulated deficit                         (20,324,677)      (20,004,301)
                                                -------------     -------------

                                                    1,554,621          (125,003)

      Less: 10,000 shares of common
        stock in treasury, at cost at
        June 30, 1999                                 (41,251)          (41,251)
                                                -------------     -------------

TOTAL SHAREHOLDERS' INVESTMENT                      1,513,370          (166,254)
                                                -------------     -------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' INVESTMENT                $ 141,440,264     $ 142,676,218
                                                =============     =============


  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999
(unaudited)

--------------------------------------------------------------------------------

                                    SERIES A       ADDITIONAL                ADDITIONAL
                                    PREFERRED   PAID-IN CAPITAL  COMMON   PAID-IN CAPITAL    ACCUMULATED    TREASURY
                                      STOCK        PREFERRED     STOCK         COMMON          DEFICIT        STOCK        TOTAL
                                      -----        ---------     -----         ------          -------        -----        -----
BALANCE, DECEMBER 31, 1998             $295       $1,560,705     $5,743     $18,312,555     $(20,004,301)   $(41,251)     ($166,254)

  Net Loss                               --               --         --              --         (256,716)         --       (256,716)

  Issuance of Stock                      --               --        667       1,999,333               --          --      2,000,000

  Cash dividends paid on preferred
    stock                                --               --         --              --          (63,660)         --        (63,660)
                                       ----       ----------     ------     -----------     ------------    --------    -----------

BALANCE, JUNE 30, 1999                 $295       $1,560,705     $6,410     $20,311,888     $(20,324,677)   $(41,251)    $1,513,370
                                       ====       ==========     ======     ===========     ============    ========    ===========

Stock balances at December 31, 1998:

      Common stock: 5,732,495 shares; Preferred stock: 294,723 shares

Stock balances at June 30, 1999:

      Common stock: 6,399,161 shares; Preferred stock: 294,723 shares

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999 and 1998
(unaudited)
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                    1999           1998
                                                         ----           ----

  Net Loss                                           $  (256,716)   $  (193,308)
     Adjustments to reconcile net income to net
        cash provided by operating activities:
      Deferred tax provision                                  --       (128,997)
      Depreciation and amortization                    2,974,039      2,791,428
      Gain on sale of property and equipment                  --        (74,523)
      Minority interest in operations                     44,524         52,976
      Non-cash consulting                                     --         12,885
      Equity in operations                               (46,999)       (64,904)
      Capital distributions from unconsolidated
         partnership interests                            53,072         96,026
      (Increase) decrease in assets -
         Accounts receivable - trade                    (374,786)       (19,777)
      Prepaid expenses and other                         (53,909)      (395,311)
      Increase (decrease) in liabilities -
         Accounts payable                               (433,544)      (154,396)
         Other accrued expenses                          269,759        641,687
                                                     -----------    -----------
         Net cash provided by operating activities     2,175,440      2,563,786
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of land/real estate development                 --        (29,216)
  Increase in restricted cash                         (2,050,204)      (765,622)
  Cash collected on sale of property and equipment     1,650,058      2,051,831
  Change in affiliates accounts and notes receivable          --     (1,553,011)
  Purchase of equipment                               (1,175,123)      (842,773)
  Deposits and other assets                             (145,966)      (195,326)
  Change in non-affiliate accounts receivable                 --        489,517
                                                     -----------    -----------

     Net cash used in investing activities            (1,721,235)      (844,600)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of mortgages                                (752,048)      (482,364)
  Distributions to limited partners                      (44,717)       (53,500)
  Proceeds from stock options exercised                       --         15,000
  Dividends paid                                         (63,660)       (63,660)
  Repayments on line of credit, net                           --       (412,537)
                                                     -----------    -----------

     Net cash used in financing activities              (860,425)      (997,061)
                                                     -----------    -----------

NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           (406,220)       722,125

CASH AND CASH EQUIVALENTS - beginning of period        1,751,580        670,736
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS - end of period            $ 1,345,360    $ 1,392,861
                                                     ===========    ===========

OTHER INFORMATION:
  Cash paid during the period for:
    Interest                                         $ 6,244,692    $ 6,365,325
    Income taxes                                     $    41,392    $    14,372

  The accompanying notes are an integral part of these consolidated statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                  June 30, 1999
                                   (unaudited)

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

The principal activity of the Company is as owner/manager of hotels. The Company also manages hotels with financial interest (through various partnerships) and manages hotels through third party management contracts. The owned and managed hotels are located in thirteen (13) states, and are operated under various franchise agreements. The Company operates in the industry segment of hotel operations and management.

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

3.    Liquidity

In December of 1998, and the first quarter of 1999, the Company sold certain assets and took other actions as described in Item 1 "Recent Developments" in the December 31, 1998 10-K to generate cash or avoid cash payments which would allow sufficient liquidity to maintain current operations during its seasonally slow operating season (the fourth and first quarters). The Company's mezzanine loan agreement required Hudson to use the proceeds of asset sales to pay down the mezzanine debt; however, Hudson instead used these proceeds for working capital. This violation of the mezzanine loan agreement gave the lender the right to demand immediate repayment of the mezzanine loan. In April 1999, the Company entered into an agreement with this lender, which waives these violations of the mezzanine loan agreement if the Company fulfills certain conditions. One of these conditions is that the Company is not to make any principal payments to subordinated creditors of this lender, including Equity Inns, LP ("Equity Inns"), its $7.5 million convertible subordinated debenture or for the obligations of Hudson Hotels Trust. Such requirement caused the Company to default in its obligations to Equity Inns as of May 1, 1999; however, under the subordination agreement with Equity Inns, that firm is currently prevented from taking legal action to enforce the payment of its debt. In May 1999 Equity Inns notified the Company that it has declared this debt in default and has accelerated the debt and is seeking default interest. Also, after default, Equity Inns can obtain 2,000,000 shares of Hudson Hotels common stock, which is collateral for this debt.

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

The Company is currently in discussions with its lenders about its debt obligations and activities to restructure its debt. There is negative working capital of $765,642 at June 30, 1999 with a significant amount of this negative working capital generated by significant principal debt payments. These principal payments described herein are expected to continue. Furthermore, the Company is severely restricted in accessing the cash flows generated from revenues as they are trapped for application against required escrows for debt, tax, insurance, capital asset reserve, and beginning in the second quarter of 2000, principal amortization of the Company's mezzanine debt.

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

4.    Summarized Financial Information - Investments in Partnership Interests

The following is a summary of condensed statement of operation for the unconsolidated partnerships that the Company does not control for the six month period ended June 30, 1999 and 1998 and balance sheets for June 30, 1999 and December 31, 1998.

                                                    1999            1998
                                                    ----            ----
      Property and equipment, net of
        Accumulated depreciation                $ 56,908,026    $ 57,248,847
      Current assets                               4,672,082       3,495,286
      Other assets                                   986,739       1,088,155
                                                ------------    ------------

        TOTAL ASSETS                              62,566,847      61,832,288
                                                ------------    ------------

      Mortgage and notes payable - current           246,585         550,524
      Other current liabilities                    2,745,311       2,429,449
      Mortgage and notes payable - noncurrent     43,593,787      43,614,917
                                                ------------    ------------

        TOTAL LIABILITIES                         46,585,683      46,594,890
                                                ------------    ------------

      NET ASSETS                                $ 15,981,164    $ 15,237,398
                                                ============    ============

        COMPANY'S SHARE                         $  1,771,507    $  1,781,218
                                                ============    ============

      Net revenues                              $ 11,616,002    $  6,657,619
      Operating expenses                           7,650,130       4,042,236
                                                ------------    ------------

      Income from operations                       3,965,872       2,615,383
      Other expenses, net                         (2,634,798)     (2,167,118)
                                                ------------    ------------

      NET INCOME                                $  1,331,074    $    448,265
                                                ============    ============

        COMPANY'S SHARE                         $     40,460    $     64,904
                                                ============    ============

5.    Line of Credit

The Company has a line of credit note with a commercial bank, with an interest rate of prime plus 1 1/2%, for a total of $400,000. The amount borrowed is collateralized by undeveloped land in Tonawanda, New York.

6.    Long Term Debt

Future minimum repayments under long-term debt are as follows:

                  Remainder of 1999              $  2,515,650
                  2000                              9,897,670
                  2001                             13,713,286
                  2002                              6,325,594
                  2003 and thereafter              98,852,993

7.    Commitments and Contingencies

The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $241,634 and $89,506 for the periods ending June 30, 1999 and 1998, respectively. Future minimum lease payments under operating leases are approximately: 1999 remainder
- $246,875; 2000 - $470,160; 2001 - $446,043; 2002 - $420,000; and thereafter -
$420,000.

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors based on franchise agreements which extend from ten to sixteen years. Some of these agreements specify restrictions on transferability of the franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $1,300,000 and $1,321,000 for the six months ended June 30, 1999 and 1998, respectively.

In 1996, the Company acquired a hotel and assumed a ground lease for the land on which the hotel stands in Statesville, NC. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 plus one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $11,000 for the six month period ended June 30, 1999 and 1998.

The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                  Remainder 1999                 $  11,000
                  2000                              22,000
                  2001                              22,000
                  2002                              22,000
                  2003                              22,000
                  Thereafter                       704,000
                                                ----------
                                                $  803,000
                                                ==========

8.    Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes", which requires an asset and liability approach to financial accounting and reporting for income taxes. The Statement requires that deferred income taxes be provided to reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by current tax laws and regulations. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

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

At June 30, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $9,100,000 that may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

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

10.   Supplemental Information for Non-Cash Financing Activities

In March 1999, a $2.0 million note from Hudson Trust was converted to 666,666 shares of Hudson Hotels Corp. Common Stock. See Note 9 for further details.

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

The following table presents revenues and other financial information by business segment for the six months ended June 30, 1999 and 1998 (in thousands):

              1999              Hotel Operations   Management & Other   Elimination (A)   Consolidated
              ----              ----------------   ------------------   ---------------   ------------
Revenues                        $     24,247       $     2,731          $     (1,201)     $    25,777
EBITDA                          $      8,433       $       523                    --      $     8,956
Depreciation and amortization   $      2,809       $       165                    --      $     2,974
Interest expense                $      5,755       $       599                    --      $     6,354
Capital expenditures            $      1,087       $        88                    --      $     1,175
Total assets                    $    126,804       $    60,602          $    (45,966)     $   141,440

              1998              Hotel Operations   Management & Other   Elimination (A)   Consolidated
              ----              ----------------   ------------------   ---------------   ------------
Revenues                        $     25,754       $     2,250          $     (1,209)     $    26,795
EBITDA                          $      8,074       $       693                    --      $     8,767
Depreciation and amortization   $      2,688       $       103                    --      $     2,791
Interest expense                $      5,740       $       754                    --      $     6,494
Capital expenditures            $        775       $        68                    --      $       843
Total assets                    $    127,205       $    66,495          $    (51,024)     $   142,676

(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments' performance measure to the Company's consolidated loss from operations before taxes, minority interest, and equity in income of affiliates:

                                                         1999       1998
                                                         ----       ----

      EBITDA
           Hotel operations                            $ 8,433    $ 8,074
           Management and other                            523        693
      Interest                                          (6,354)    (6,494)
      Depreciation and amortization                     (2,974)    (2,791)
      Other                                                123        184
                                                       -------    -------
      Loss before income taxes, minority interest,
           and equity in income of affiliates          $  (249)   $  (334)
                                                       =======    =======

The following table presents revenues and other financial information by business segment for the three months ended June 30, 1999 and 1998 (in thousands):

              1999              Hotel Operations   Management & Other   Elimination (A)   Consolidated
              ----              ----------------   ------------------   ---------------   ------------
Revenues                        $     12,974       $     1,527          $      (640)      $    13,861
EBITDA                          $      4,693       $       465                   --       $     5,158
Depreciation and amortization   $      1,405       $        74                   --       $     1,479
Interest expense                $      2,893       $       298                   --       $     3,191
Capital expenditures            $        638       $        36                   --       $       674
Total assets                    $    126,804       $    60,602          $   (45,966)      $   141,440

              1999              Hotel Operations   Management & Other   Elimination (A)   Consolidated
              ----              ----------------   ------------------   ---------------   ------------
Revenues                        $     14,155       $     1,262          $      (629)      $    14,788
EBITDA                          $      4,663       $       402                   --       $     5,065
Depreciation and amortization   $      1,341       $        51                   --       $     1,392
Interest expense                $      2,830       $       445                   --       $     3,275
Capital expenditures            $        517       $        50                   --       $       567
Total assets                    $    127,205       $    66,495          $   (51,024)      $   142,676

(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments' performance measure to the Company's consolidated income from operations before taxes, minority interest, and equity in income of affiliates:

                                                         1999       1998
                                                         ----       ----

      EBITDA
           Hotel operations                            $ 4,693    $ 4,663
           Management and other                            465        402
      Interest                                          (3,191)    (3,275)
      Depreciation and amortization                     (1,479)    (1,392)
      Other                                                 66        129
                                                       -------    -------
      Income before income taxes, minority interest,
           and equity in income of affiliates          $   554    $   527
                                                       =======    =======

12.   Subsequent Event

On July 23, 1999 the Company replaced its outstanding $7.5 million Convertible Subordinated Debenture to Oppenheimer Convertible Securities Fund with a new Convertible Subordinated Debenture bearing the following terms: principal balance of $3.0 million; interest rate of 18.75%; maturity date of April 15, 2000; and a conversion price of $1.80 per share.

As a result, the Company will report an extraordinary gain from debt restructuring of approximately $4 million in its Third Quarter September 30, 1999 10-Q.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with the entire Form 10-Q and Form 10-K 1998 Annual Report. Particular attention should be directed to the Consolidated Financial Statements found at Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations found at Item 7.

As a result of the sale of (i) the Cricket Inn Virginia Beach in May 1998, and
(ii) the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998, a significant portion of the current results are not directly comparable to prior year results, specifically hotel operations and direct costs.

RESULTS OF OPERATIONS

Three months ended June 30, 1999, compared to the three months ended June 30, 1998:

Total operating revenues decreased $927,022, or 6% to $13,860,930 for the three months ended June 30, 1999, from $14,787,952 for the three months ended June 30, 1998, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATING REVENUES were $12,974,401 for the three months ended June 30, 1999, a decrease of $1,182,529, or 8%, from $14,156,930 for the three months ended June 30, 1998. Hotel operations consisted of the following:

                                                   Three Months Ended
                                             June 30, 1999    June 30, 1998
                                             -------------    -------------

      Hotel room revenue                      $11,436,040      $11,999,665
      Beach club revenue                          377,827          384,365
      Food and beverage revenue                   687,709        1,269,224
      Other                                       472,825          503,676
                                              -----------      -----------

           Total                              $12,974,401      $14,156,930
                                              ===========      ===========

Hotel room revenues were $11,436,040 for the three month period ended June 30, 1999 a decrease of $563,625, or 5%, from $11,999,665 for the three month period ended June 30, 1998. The net decrease is the result of the sale of the Cricket Inn Virginia Beach in May 1998 which had $47,630 in room revenue in the second quarter of 1998 and the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998 which had $659,403 in room revenue in the second quarter of 1998 offset in part by overall increases in room revenue at the Company's other hotels. The Company currently manages the Canandaigua Inn on the Lake pursuant to a Management Agreement. The results of these two hotels were included in hotel room revenues in 1998 but are not included in 1999. These decreases were offset by small increases in operating results for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Occupancy, average daily room rates and RevPar for the Company owned hotels were 71.3%, $61.03 and $43.51, respectively, for the three months ended June 30, 1999 and 73.4%, $58.45 and $42.91, respectively, for the three months ended June 30, 1998.

The Beach Club revenue, which totaled $377,827 for the three month period ended June 30, 1999 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, decreased $6,538, or 2%, from $384,365 for the three months ended June 30, 1998. The slight decrease is specifically attributable to fewer new members.

Food and beverage revenue was $687,709 for the three months ended June 30, 1999 compared to $1,269,224 for the three months ended June 30, 1998, a decrease of $581,515 or 46%. The net decrease is primarily a result of the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998, which had food and beverage operations. This was offset by increased food and beverage volume at the Seagate Hotel and Beach Club and assuming the food and beverage operations of the Brookwood Inn in Pittsford, NY on May 1, 1998 which was leased in prior years to a third party.

Other hotel revenue decreased $30,851 or 6% to $472,825 for the three months ended June 30, 1999 from $503,676 for the three months ended June 30, 1998. The decrease is primarily the result of the sale of the Cricket Inn Virginia Beach in May 1998 and the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998 whose results are not included in 1999 but were included in 1998.

ROYALTIES for the three month period ended June 30, 1999 have increased $147,338, or 50% to $441,187 from $293,849 for the three month period ended June 30, 1998. The increase is attributable to one hundred fifty-one (151) franchised Microtel Inns in operation, as opposed to ninety-eight (98) in operation at June 30, 1998. The Company receives all royalties on twenty-eight (28) of the one hundred fifty-one (151) franchised Microtel Inns and on the remaining one hundred twenty-three (123) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS based on the following schedule:
1% of gross room revenues for hotels 0-100; .75% of gross room revenues for hotels 101-250; and .5% of gross room revenues for hotels 251 and beyond.

Pursuant to the USFS Agreement, the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel Inn properties (for a total of 50 properties) and ten (10) "suite" properties and retain all royalties on these fifty (50) Microtel Inns (twenty-eight (28) existing and twenty-two (22) new properties to be undertaken by the Company) and ten (10) new suites properties. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open based on the schedule discussed in the preceding paragraph.

MANAGEMENT FEES for the three month period ended June 30, 1999 increased $147,826, or 50% to $445,342, compared to management fees of $297,516 for the same three-month period ended June 30, 1998. The increase is primarily the result of increased gross revenues at hotels managed by the Company as management fees are generally based on a percentage of gross revenue and the addition of six (6) management contracts when compared to the period ended June 30, 1998. The schedule of owned and managed hotels is summarized below:

                                            June 30, 1999     June 30, 1998
                                            -------------     -------------

      Owned                                      25                25
      Managed with financial interest            12                10
      Other managed                               8                 5
                                                 --                --
                                                 45                40
                                                 ==                ==

Management fees of approximately $639,000 were generated by the twenty-five (25) owned hotels for the three month period ended June 30, 1999, which were eliminated for consolidation purposes.

OTHER REVENUE for the three month period ended June 30, 1999 decreased $39,657, or 100% to $-0- from $39,657 for the three month period ended June 30, 1998. This is primarily a result of consulting fees accrued from USFS of $37,500, which were non-recurring after September 1998.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and build additional hotels including Microtel Inns, if financing is obtainable, (iii) opportunistic acquisition of existing hotels, and (iv) acquire additional hotel management contracts. However, given the Company's highly leveraged financial condition, it is at a substantial disadvantage in acquiring or developing additional hotel properties.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended June 30, 1999 was 41%, compared to 37% for the three months ended June 30, 1998. The increase in gross operating margin is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1997 and 1996.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $242,545, or 28%, to $1,101,781 for the three months ended June 30, 1999 from $859,236 for the three months ended June 30, 1998. The increase is primarily a result of the following: (1) a $222,000 increase in payroll and related expenses as a result of the addition of employees, and (2) a $71,000 increase in rent expense associated with leasing new office space offset by reduction in various corporate expenses as a result of cost containment.

DEPRECIATION AND AMORTIZATION for the three month period ended June 30, 1999 increased $86,580, or 6% to $1,478,750 from $1,392,170 for the three month period ended June 30, 1998. The increase is a result of capital improvements in 1997 and 1998, which increased depreciation expense. Capital improvements include converting the Cricket Inn Charlotte, NC to a Red Roof Inn and wall replacement at the Seagate Hotel and Beach Club.

OTHER INCOME (EXPENSE) for the three months ended June 30, 1999 improved by $21,068, or 1%, to $3,125,232 from $3,146,300 for the three months ended June 30, 1998. This improvement is a result of amortization of long-term debt resulting in paying less interest expense on reduced principal balances and lower interest rates in effect on variable rate debt in the period ended June 30, 1999. Of the $3,190,983 in total interest expense 60% relates to the mortgages held on the hotels acquired or consolidated by the Company in 1996 and 1997. The remaining amount represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, notes payable of Hudson Hotels Trust, Tonawanda bond issue and line of credit.

INCOME TAXES - The provision for income tax of $832 includes minimum state taxes. For the three month period ended June 30, 1999, the Company did not record a deferred tax benefit as realization of the future tax benefits related to the deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. The provision for income tax of $219,640 for the three month period ended June 30, 1998 represents federal and state tax income tax expense from the recognition of deferred tax assets and liabilities on income from continuing operations before income taxes of $571,535.

NET INCOME - As a result of the above factors, the net income increased $225,282, or 64%, from the three month period ended June 30, 1998 to a net income of $577,177 for the three month period ended June 30, 1999. The resulting net income per common share - basic of $0.09 for the three month period ended June 30, 1999, compared to a net income per common share - basic of $0.06 for the three month period ended June 30, 1998.

Six months ended June 30, 1999, compared to the six months ended June 30, 1998:

Total operating revenues decreased $1,018,510, or 4% to $25,776,725 for 1999 from $26,795,235 for the three months ended June 30 1998, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $24,247,453 for the six months ended June 30, 1999, a decrease of $1,506,195, or 6%, from $25,753,648 for the six months ended June 30, 1998. Hotel operations consisted of the following:

                                                 Six Months Ended
                                         June 30, 1999        June 30, 1998
                                         -------------        -------------

      Hotel room revenue                  $21,209,261          $22,004,869
      Beach club revenue                      768,905              761,774
      Food and beverage revenue             1,395,596            2,018,952
      Other                                   873,691              968,053
                                          -----------          -----------

           Total                          $24,247,453          $25,753,648
                                          ===========          ===========

Hotel room revenues were $21,209,261 for the six month period ended June 30, 1999 a decrease of $795,608, or 4%, from $22,004,869 for the six month period ended June 30, 1998. The net decrease is the result of the sale of the Cricket Inn Virginia Beach in May 1998 which had $150,067 in room revenue in the first six months of 1998 and the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998 which had $958,584 in room revenue in the first six months of 1998 offset in part by overall increases in room revenue at the Company's other hotels. The Company currently manages the Canandaigua Inn on the Lake pursuant to a Management Agreement. The results of these two hotels were included in hotel room revenues in 1998 but are not included in 1999. These decreases were offset by improved operating results for the six months ended June 30,

1999 compared to the six months ended June 30, 1998. Occupancy, average daily room rates and RevPar for the Company owned hotels were 67.0%, $60.58 and $40.57, respectively, for the six months ended June 30, 1999 and 66.7%, $58.28 and $38.89, respectively, for the six months ended June 30, 1998.

The Beach Club revenue, which totaled $768,905 for the six month period ended June 30, 1999 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $7,131, or 1%, from $761,774 for the six months ended June 30, 1998. The small increase is specifically attributable to increase in initiation fees being charged to new members.

Food and beverage revenue was $1,395,596 for the six months ended June 30, 1999 compared to $2,018,952 for the six months ended June 30, 1998, a decrease of $623,356 or 31%. The net decrease is primarily a result of the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998, which had food and beverage operations. This was offset by increased food and beverage volume at the Seagate Hotel and Beach Club and assuming the food and beverage operations of the Brookwood Inn in Pittsford, NY on May 1, 1998 which was leased in prior years to a third party.

Other hotel revenue decreased $94,362 or 10% to $873,691 for the six months ended June 30, 1999 from $968,053 for the six months ended June 30, 1998. The decrease is primarily the result of the sale of the Cricket Inn Virginia Beach in May 1998 and the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998 whose results are not included in 1999 but were included in 1998.

ROYALTIES for the six month period ended June 30, 1999 have increased $237,972, or 49% to $728,186 from $490,214 for the six month period ended June 30, 1998. The increase is attributable to one hundred fifty-one (151) franchised Microtel Inns in operation at June 30, 1999, as opposed to ninety-eight (98) franchised Microtel Inns in operation at June 30, 1998. The Company receives all royalties on twenty-eight (28) of the one hundred fifty-one (151) franchised Microtel Inns and on the remaining one hundred twenty-three (123) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS based on the following schedule: 1% of gross room revenues for hotels 0-100; .75% of gross room revenues for hotels 101-250; and .5% of gross room revenues for hotels 251 and beyond.

Pursuant to the USFS Agreement, the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel Inn properties (for a total of 50 properties) and ten (10) "suite" properties and retain all royalties on these fifty (50) Microtel Inns (twenty-eight (28) existing and twenty-two (22) new properties to be undertaken by the Company) and ten (10) new suites properties. The Company will also receive royalty payments in the future from US Franchise Systems, Inc., for franchises they open based on the schedule discussed in the preceding paragraph.

MANAGEMENT FEES for the six month period ended June 30, 1999 increased $326,870, or 69% to $801,086, compared to management fees of $474,216 for the same six month period ended June 30, 1998. The increase is primarily the result of increased gross revenues at hotels managed by the Company as management fees are generally based on a percentage of gross revenue and the addition of six (6) management contracts when compared to the period ended June 30, 1999. The schedule of owned and managed hotels is summarized below:

                                            June 30, 1999     June 30, 1998
                                            -------------     -------------

      Owned                                      25                25
      Managed with financial interest            12                10
      Other managed                               8                 5
                                                 --                --
                                                 45                40
                                                 ==                ==

Management fees of approximately $1,201,000 were generated by the twenty-five
(25) owned hotels for the six month period ended June 30, 1999, which were eliminated for consolidation purposes.

OTHER REVENUE for the six month period ended June 30, 1999 decreased $77,157, or 100% to $-0- from $77,157 for the six month period ended June 30, 1998. This is primarily a result of consulting fees accrued from USFS of $75,000, which were non-recurring after September 1998.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management (ii) develop and build additional hotels including Microtel Inns, if financing is obtainable, (iii) opportunistic acquisition of existing hotels, and (iv) acquire additional hotel management contracts. However, given the Company's highly leveraged financial condition, it is at a substantial disadvantage in acquiring or developing additional hotel properties.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the six months ended June 30, 1999 was 40%, compared to 36% for the six months ended June 30, 1998. The increase in gross operating margin is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1997 and 1996.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $691,629, or 44%, to $2,247,667 for the six months ended June 30, 1999 from $1,556,038 for the six months ended June 30, 1998. The increase is primarily a result of the following: (1) a $14,000 increase in professional fees incurred for the six month period ended June 30, 1999, compared to the six month period ended June 30, 1998, (2) a $452,000 increase in payroll and related expenses as a result of the addition of employees, and (3) a $142,000 increase in rent expense associated with leasing new office space.

DEPRECIATION AND AMORTIZATION for the six month period ended June 30, 1999 increased $182,611, or 7% to $2,974,039 from $2,791,428 for the six month period ended June 30, 1998. The increase is a result of capital improvements in 1997 and 1998, which increased depreciation expense. Capital improvements include converting a Cricket Inn Charlotte, NC to a Red Roof Inn and wall replacement at the Seagate Hotel and Beach Club.

OTHER INCOME (EXPENSE) for the six months ended June 30, 1999 improved by $79,553, or 1%, to $6,231,431 from $6,310,984 for the six months ended June 30,
1998. This improvement is a result of amortization of long-term debt resulting in paying less interest expense on reduced principal balances and lower interest rates in effect on variable rate debt in the period ended June 30, 1999. Of the $6,353,514 in total interest expense 60% relates to the mortgages held on the hotels acquired or consolidated by the Company in 1996 and 1997. The remaining amount represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, notes payable of Hudson Hotels Trust, Tonawanda bond issue and line of credit.

INCOME TAXES - The provision for income tax of $3,303 includes minimum state taxes. For the six month period ended June 30, 1999, the Company did not record a deferred tax benefit as realization of the future tax benefits related to the deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. The benefit for income tax of $128,872 for the six month period ended June 30, 1998 represents federal and state tax income tax benefit from the recognition of deferred tax assets and liabilities on loss from continuing operations before income taxes of $322,180.

NET LOSS - As a result of the above factors, the net loss increased $63,408, or 33%, from the six month period ended June 30, 1998 to a net loss of $256,716 for the six month period ended June 30, 1999. The resulting net loss per common share - basic of $0.05 for the six month period ended June 30, 1999, compared to a net loss per common share basic of $0.05 for the six month period ended June 30, 1998.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 1999, the Company had a $400,000 working capital demand note with a commercial bank, which bears interest at a rate of prime plus 1 1/2%. Amounts borrowed are collateralized by unencumbered land. At June 30, 1999, $400,000 was borrowed under the terms of this line.

At June 30, 1999, the Company had $1,345,360 of cash and cash equivalents compared with $1,751,580 at December 31, 1998.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds is released several times monthly for application against current liabilities. The balance held in escrow on June 30, 1999 was $5,063,821 and $3,013,617 on December 31, 1998.

Net cash flows provided by operating activities was $2,175,440 for the six months ended June 30, 1999 compared to cash flows provided by operating activities of $2,563,786 for the six months ended June 30, 1998. The net decrease is primarily the result of the increase in accounts receivables associated with management fees and royalties in addition to the paydown of accounts payables.

Net cash flows used in investing activities was $1,721,235 for the six months ended June 30, 1999 compared to net cash flows used in investing activities of $844,600 for the six months ended June 30, 1998. Net cash flow used in investing activities for the six months ended June 30, 1999 reflects cash received for the sale of land, changes in restricted cash, collection of deposits and other assets less the purchase of equipment and the amounts placed into escrow as required by the loan agreements. Net cash used in investing activities for the six months ended June 30, 1998, reflects amounts placed into escrow as required by the loan agreements, capital improvements to the twenty-five (25) hotels acquired in 1996 and 1997, cash received from (i) the sale of property and equipment, and (ii) non-affiliates offset by the deposits submitted for the acquisition of three (3) hotels.

Net cash flows used in financing activities was $860,425 for the six months ended June 30, 1999 compared to net cash flows used in financing activities of $997,061 for the six months ended June 30, 1998. Net cash flows used in financing activities for the six months ended June 30, 1999 reflects the repayment of mortgages, preferred stock dividends and distributions to limited partners. Net cash flows used in financing activities for the six months ended June 30, 1998 reflects cash proceeds from the exercise of options and proceeds from our line of credit. This was offset by financing costs, repayment of mortgages and preferred dividends.

EBITDA increased by $187,817, or 2%, to $8,956,121 for the six months ended June 30, 1999, compared to $8,768,304 for the six months ended June 30, 1998. EBITDA is defined as total operating revenues less direct, corporate and indirect operating costs. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The increase is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1996 and 1997.

LIQUIDITY in December of 1998, and the first quarter of 1999, the Company sold certain assets and took other actions as described in Item 1 "Recent Developments" in the December 31, 1998 10-K to generate cash or avoid cash payments which would allow sufficient liquidity to maintain current operations during its seasonally slow operating season (the fourth and first quarters). The Company's mezzanine loan agreement required Hudson to use the proceeds of asset sales to pay down the debt; however, Hudson instead used these proceeds for working capital. This violation of the mezzanine loan agreement gave the lender the right to demand immediate repayment of the mezzanine loan. In April 1999, the Company entered into an agreement with this lender, which waives these violations of the mezzanine loan agreement if the Company fulfills certain conditions. One of these conditions is that the Company is not to make any principal payments to subordinated creditors of this lender, including Equity Inns, LP ("Equity Inns"), for its 10% subordinated note or on the $7.5 million convertible subordinated debenture or for the obligations of Hudson Hotels Trust. Such requirements caused the Company to default in its obligations to Equity Inns as of May 1, 1999. However, under the subordination agreement with Equity Inns, that firm is currently prevented from taking legal action to enforce the payment of its debt. In May 1999 Equity Inns notified Hudson that it has declared this debt in default and has accelerated the debt and is seeking default interest. Also, after default, Equity Inns can obtain 2,000,000 shares of Hudson Hotels common stock, which is collateral for this debt.

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

The Company is currently in discussions with its lenders about its debt obligations and activities to restructure its debt. There is negative working capital of $765,642 at June 30, 1999 with a significant amount of this negative working capital generated by significant principal debt payments. These principal payments described herein are expected to continue. Furthermore, the Company is severely restricted in accessing the cash flows generated from revenues as they are trapped for application against required escrows for debt, tax, insurance, capital asset reserve, and now beginning in the second quarter of 2000, principal amortization of the Company's mezzanine debt.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking an unspecified amount of damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third parties; however, this indemnity specifically excludes indemnity for punitive damages which may be assessed again the Company. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortuous negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8,1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortuous interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial in the fall of 1999.

On December 4, 1998 and February 5, 1999 the Company was served with claims before the State of South Carolina Human Affairs Division arising out of an incident that occurred at the Greenville, SC Hampton Inn on November 7, 1997. A security guard employed by Security Masters, Inc. (the contract provider of security services at the Hampton Inn) allegedly confronted a group of black students with a starter pistol, and directed racially biased comments to the student during that confrontation. The Company has provided requested information to the Human Affairs division regarding the incident, and has agreed to take part in a proposed mediation to resolve the matter. On June 18, 1999, five of the students commenced an action in United States District Court, District of South Carolina, Greenville Division, against the Company and Security Masters, Inc. alleging violations of federal and South Carolina state civil rights statutes, assault and battery and various other intentional torts, seeking unspecified actual and compensatory damages and unspecified punitive damages. The Company intends to answer the complaint and defend itself in this action.

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

On June 2, 1999 the Company, and its subsidiary Hudson Hotels Properties Corporation, as well as Hudson Hotels Trust; E. Anthony Wilson, the Company's Chairman and President; and a significant shareholder were each served with a summons and complaint by B. Thomas Golisano, the holder of a $2,000,000 note from Hudson Hotels Trust which is secured by 666,666 shares of common stock of the Company. The action has been commenced in New York Supreme Court and demands damages of $2,000,000 plus costs and disbursements. The complaint alleges that such note is in default and that the Company assumed the obligation of Hudson Hotels Trust to pay such note. In addition, the complaint alleges that Mr. Wilson and the significant shareholder of the Company conspired to cause the Company to breach certain negative covenants that the Company entered into in connection with the pledge of the 666,666 shares of the Company's common stock. Hudson Hotels Trust has admitted the default on the $2,000,000 note while the Company and the other defendants have denied liability except for the pledge of the 666,666 shares of the Company's common stock. This case is now in the discovery phase. The Plaintiff has filed a motion for summary judgement against Hudson Hotels Trust and the Company which motion is returnable August 13, 1999.

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

Item 2. Change in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of the stockholders of the Company, held on June 17, 1999 the stockholders of the Company approved the following:

      The election of the Board of Directors consisting of five Directors. Each Director shall hold office until the next annual meeting of shareholders and until the successor of the Director is duly elected and qualifies.

      Amending the Company's Certificate of Incorporation to authorize an additional 20,000,000 shares of common stock, par value $.001.

      The adoption of the Company's 1999 Employee Stock Purchase Plan.

      The appointment of PricewaterhouseCoopers, LLP, as the Company's independent public accountants for the year ending December 31, 1999.

The table below sets forth the number of votes cast for, against or withheld for each nominee to the Company's Board of Directors, as well as votes cast for other proposals discussed above at the June 12, 1999 shareholders meeting:

               Nominee                  For          Authority Withheld
               -------                  ---          ------------------

          E. Anthony Wilson          5,090,700             89,941
          Richard C. Fox             5,090,950             89,691
          Michael T. George          5,090,950             89,691
          Ralph L. Peek              5,090,950             89,691
          Alan S. Lockwood           5,090,950             89,691

As to the proposal to amend the Certificate of Incorporation to authorize an additional 20,000,000 shares of common stock, par value $.001:

            4,982,393   Shares have voted FOR
              189,817   Shares have voted AGAINST
                8,431   Shares have ABSTAINED

As to the proposal to approve the 1999 Employee Stock Purchase Plan:

            3,432,486   Shares have voted FOR
              141,716   Shares have voted AGAINST
               22,725   Shares have ABSTAINED
            1,583,714   Shares were BROKER NON-VOTES

As to the proposal to appoint PricewaterhouseCoopers, LLP as the Company's independent public accountant for the year ending December 31, 1999:

            5,125,395   Shares have voted FOR
               51,217   Shares have voted AGAINST
                4,029   Shares have ABSTAINED

Item 5. Other Information

On July 23, 1999 the Company replaced its outstanding $7.5 million Convertible Subordinated Debenture to Oppenheimer Convertible Securities Fund with a new Convertible Subordinated Debenture bearing the following terms: principal balance of $3.0 million; interest rate of 18.75%; maturity date of April 15, 2000; and a conversion price of $1.80 per share.

As a result, the Company will report an extraordinary gain from debt restructuring of approximately $4 million in its Third Quarter September 30, 1999 10-Q.

The following unaudited pro forma condensed balance sheet is presented as if the transaction above had occurred on June 30, 1999. Such pro forma information is based upon the balance sheet of Hudson Hotels Corporation at June 30, 1999 and the terms of the Debenture described above. In management's opinion, all adjustments necessary to reflect the effects of the debt restructuring have been made. The following unaudited pro forma condensed balance sheet is not necessarily indicative of what the actual financial position would have been assuming such transaction had been completed as of June 30, 1999 nor does it purport to represent the future financial position of the Company.

ASSETS                                 (A)              (B)
                                                     PRO FORMA        PRO FORMA
                                  JUNE 30, 1999     ADJUSTMENTS    JUNE 30, 1999
                                  -------------     -----------    -------------

CURRENT ASSETS                        9,125,818             -0-        9,125,818

INVESTMENTS IN PARTNERSHIP
INTERESTS                             1,771,507             -0-        1,771,507

PROPERTY AND EQUIPMENT, NET         122,941,236             -0-      122,941,236

OTHER ASSETS                          7,601,703             -0-        7,601,703
                                   ------------     -----------     ------------

     TOTAL ASSETS                  $141,440,264     $       -0-     $141,440,264
                                   ============     ===========     ============

LIABILITIES AND SHAREHOLDERS'
INVESTMENT

TOTAL CURRENT LIABILITIES             9,891,460              --        9,891,460

LONG-TERM DEBT                      128,789,543      (4,054,687)     124,734,856

DEFERRED REVENUE - LAND SALE            185,055             -0-          185,055

LIMITED PARTNERS' INTEREST IN
CONSOLIDATED PARTNERSHIP              1,060,836             -0-        1,060,836

TOTAL SHAREHOLDERS' INVESTMENT        1,513,370       4,054,687        5,568,057
                                   ------------     -----------     ------------

     TOTAL LIABILITIES AND
     SHAREHOLDERS' INVESTMENT      $141,440,264     $       -0-     $141,440,264
                                   ============     ===========     ============

Notes

(A)   Obtained balance sheet from Hudson Hotels Corporation June 30, 1999 10-Q.
(B) This represents a pro forma adjustment as a result of troubled debt restructuring to the $7.5 million 7.5% Convertible Subordinated Debenture due July 1, 2001 with its holder.

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

                                          HUDSON HOTELS CORPORATION
                                 -----------------------------------------------
                                                   (Registrant)


Date: 7/28/99                    /s/ John M. Sabin
                                 -----------------------------------------------
                                 John M. Sabin, Executive Vice President and
                                    Chief Financial Officer


Date: 7/28/99                    /s/ Taras M. Kolcio
                                 -----------------------------------------------
                                 Taras M. Kolcio, Vice President, Controller and
                                     Principal Accounting Officer