Form 10-Q
period 1999-09-30
HUDSON HOTELS CORP
filed 1999-11-05
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended                                             September 30, 1999
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


         Yes     X                          No
             ---------                         --------


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of October 25, 1999 the Registrant had issued and outstanding 6,464,161 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months Ended                     Nine Months Ended
                                                                1999               1998               1999               1998
                                                            ------------       ------------       ------------       ------------
OPERATING REVENUES:
     Hotel operating revenues                               $ 12,839,061       $ 16,087,093       $ 37,086,514       $ 41,840,741
     Management fees                                             603,890            177,881          1,404,976            652,097
     Royalties                                                   568,297            372,429          1,296,483            862,643
     Other                                                          --               40,360               --              117,517
                                                            ------------       ------------       ------------       ------------

         Total operating revenues                             14,011,248         16,677,763         39,787,973         43,472,998
                                                            ------------       ------------       ------------       ------------

OPERATING COSTS AND EXPENSES
     Direct                                                    7,864,089         10,452,240         22,437,026         26,923,133
     Corporate                                                 1,212,766          1,059,236          3,460,433          2,615,274
     Non-recurring costs                                         695,037               --              695,037               --
     Depreciation and amortization                             1,515,915          1,602,007          4,489,954          4,393,435
                                                            ------------       ------------       ------------       ------------

         Total operating costs and expenses                   11,287,807         13,113,483         31,082,450         33,931,842
                                                            ------------       ------------       ------------       ------------
         Income from operations                                2,723,441          3,564,280          8,705,523          9,541,156

OTHER INCOME (EXPENSE):
     Interest income                                              78,958             58,810            201,041            166,990
     Interest expense                                         (3,101,169)        (3,696,176)        (9,454,683)       (10,189,863)
     Gain on sale of property and equipment                         --                 --                 --               74,523
     Settlement of Litigation                                       --             (475,000)              --             (475,000)
     Non-Recurring Costs                                            --           (4,838,872)              --           (4,838,872)
                                                            ------------       ------------       ------------       ------------

     Total other expense                                      (3,022,211)        (8,951,238)        (9,253,642)       (15,262,222)
                                                            ------------       ------------       ------------       ------------

         Loss from operations, before income taxes,
           minority interest and equity on income taxes,
           minority interest, equity in income of
           affiliates and extraordinary item                    (298,770)        (5,386,958)          (548,119)        (5,721,066)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                          4,920         (2,053,150)             8,223         (2,182,022)
                                                            ------------       ------------       ------------       ------------

     Loss from operations, before
         minority interest and equity in
         income of affiliates                                   (303,690)        (3,333,808)          (556,342)        (3,539,044)

MINORITY INTEREST                                                (23,902)            13,823            (68,426)           (39,153)
EQUITY IN INCOME OF AFFILIATES                                    79,458            100,387            119,918            165,291
                                                            ------------       ------------       ------------       ------------

LOSS BEFORE EXTRAORDINARY GAIN                              $   (248,134)      $ (3,219,598)      $   (504,850)      $ (3,412,906)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF
     DEBT, NET OF $0 INCOME TAXES                              4,089,465               --            4,089,465               --
                                                            ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                           $  3,841,331       $ (3,219,598)      $  3,584,615       $ (3,412,906)
                                                            ============       ============       ============       ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC &
     DILUTED
     Loss before extraordinary gain                         $      (0.04)     $       (0.61)      $      (0.10)      $      (0.67)
     Extraordinary gain                                     $       0.63               --         $       0.66               --
                                                            ------------       ------------       ------------       ------------
     Net income (loss)                                      $       0.59       $      (0.61)      $       0.56       $      (0.67)
                                                            ============       ============       ============       ============

 The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 and DECEMBER 31, 1998
(unaudited)
--------------------------------------------------------------------------------


ASSETS
                                                               1999                 1998
                                                           -------------       -------------
CURRENT ASSETS:
     Cash and cash equivalents                             $   1,335,347       $   1,751,580
     Cash - restricted                                         5,444,165           3,013,617
     Accounts receivable - trade                               1,365,050             931,212
     Prepaid expenses and other                                  885,771           1,356,730
                                                           -------------       -------------

TOTAL CURRENT ASSETS                                           9,030,333           7,053,139

INVESTMENTS IN PARTNERSHIP INTERESTS                           1,816,507           1,781,218

LAND AND REAL ESTATE DEVELOPMENT                                 780,822           2,430,880

PROPERTY AND EQUIPMENT, NET                                  122,515,763         124,434,369

OTHER ASSETS                                                   6,518,944           6,976,612
                                                           -------------       -------------

     TOTAL ASSETS                                          $ 140,662,369       $ 142,676,218
                                                           =============       =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:

     Lines of credit                                       $     400,000       $     400,000
     Current portion of long-term debt                         3,026,814           6,017,698
     Accounts payable - trade                                    734,980           1,112,851
     Other accrued expenses                                    6,036,148           6,026,744
                                                           -------------       -------------

TOTAL CURRENT LIABILITIES                                     10,197,942          13,557,293

LONG-TERM DEBT                                               123,844,231         128,039,543

DEFERRED REVENUE - LAND SALE                                     185,055             185,055

LIMITED PARTNERS' INTEREST IN
CONSOLIDATED PARTNERSHIP                                       1,061,082           1,060,581

SHAREHOLDERS' INVESTMENT:

     Preferred stock                                                 295                 295
     Common stock                                                  6,475               5,743
     Additional paid-in capital                               21,923,716          19,873,260
     Accumulated deficit                                     (16,515,176)        (20,004,301)
                                                           -------------       -------------

                                                               5,415,310            (125,003)

     Less: 10,000 shares of common stock in treasury,
        at cost at June 30, 1999                                 (41,251)            (41,251)
                                                           -------------       -------------

TOTAL SHAREHOLDERS' INVESTMENT                                 5,374,059            (166,254)
                                                           -------------       -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT        $ 140,662,369       $ 142,676,218
                                                           =============       =============


 The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999
(unaudited)
--------------------------------------------------------------------------------


                               SERIES A    ADDITIONAL                  ADDITIONAL
                              PREFERRED  PAID-IN CAPITAL    COMMON   PAID-IN CAPITAL    ACCUMULATED     TREASURY
                                STOCK       PREFERRED       STOCK        COMMON           DEFICIT         STOCK         TOTAL
                                -----       ---------       -----        ------            -------        -----         -----
BALANCE, DECEMBER 31, 1998      $295       $1,560,705      $5,743      $18,312,555     $(20,004,301)    $(41,251)    $  (166,254)

     Net income                   --               --          --               --        3,584,615           --       3,584,615

     Issuance of stock            --               --         667        1,999,333               --           --       2,000,000

     Issuance of stock as
       compensation               --               --          65           51,123               --           --          51,188

     Cash dividends paid on
       preferred stock            --               --          --               --          (95,490)          --         (95,490)
                                ----       ----------      ------      -----------     ------------     --------     -----------

BALANCE, SEPTEMBER 30, 1999     $295       $1,560,705      $6,475      $20,363,011     $(16,515,176)    $(41,251)    $ 5,374,059
                                ====       ==========      ======      ===========     ============     ========     ===========




Stock balances at December 31, 1998:

     Common stock: 5,732,495 shares; Preferred stock:  294,723 shares

Stock balances at September 30, 1999:

     Common stock: 6,464,161 shares; Preferred stock:  294,723 shares









  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1999 and 1998
(unaudited)
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:                        1999               1998
                                                          -----------       ------------
  Net Income/(Loss)                                       $ 3,584,615       $ (3,412,906)
     Adjustments to reconcile net income to net
        cash provided by operating activities:
      Deferred tax provision                                       --         (2,054,014)
      Depreciation and amortization                         4,489,954          4,393,435
      Gain on sale of property and equipment                       --            (74,523)
      Minority interest in operations                          68,426             39,153
      Non-cash litigation settlement                               --            375,000
      Non-cash consulting and employee compensation            51,188            110,602
      Equity in operations                                   (119,198)          (165,291)
      Extraordinary gain on debt extinguishment            (4,089,465)                --
      Capital distributions from unconsolidated
         partnership interests                                103,235            194,114
      (Increase) decrease in assets -
         Accounts receivable - trade                         (433,838)            (7,560)
      Prepaid expenses and other                              470,959           (421,343)
      Increase (decrease) in liabilities -
         Accounts payable                                    (377,871)          (230,599)
         Other accrued expenses                                 9,404          4,306,064
                                                          -----------       ------------
         Net cash provided by operating activities          3,757,409          3,052,132
                                                          -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Acquisition of land/real estate development                      --            (41,139)
  Increase in restricted cash                              (2,430,548)        (2,641,333)
  Cash collected on sale of property and equipment          1,650,058          2,038,910
  Change in affiliates accounts and notes receivable               --            (38,672)
  Purchase of equipment                                    (2,120,945)       (28,272,365)
  Deposits and other assets                                   (11,374)          (294,212)
  Change in non-affiliate accounts receivable                      --            235,291
                                                          -----------       ------------

     Net cash used in investing activities                 (2,912,809)       (28,425,096)
                                                          -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from borrowings                                         --         27,300,000
  Repayment of mortgages                                   (1,096,731)          (699,318)
  Distributions to limited partners                           (68,612)           (80,352)
  Proceeds from stock options exercised                            --             15,000
  Dividends paid                                              (95,490)           (95,490)
  Repayments on line of credit, net                                --           (412,537)
  Proceeds from sale of common stock                               --          1,000,000
                                                          -----------       ------------

     Net cash used in financing activities                 (1,260,833)        27,027,303
                                                          -----------       ------------

NET INCREASE/(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                (416,233)         1,654,339

CASH AND CASH EQUIVALENTS - beginning of period             1,751,580            670,736
                                                          -----------       ------------

CASH AND CASH EQUIVALENTS - end of period                 $ 1,335,347       $  2,325,075
                                                          ===========       ============

OTHER INFORMATION:
  Cash paid during the period for:
    Interest                                              $ 9,305,363       $ 10,035,108
    Income taxes                                          $    59,656       $     36,505


  The accompanying notes are an integral part of these consolidated statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)


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

3.       LIQUIDITY

In December of 1998, and the first quarter of 1999, the Company sold certain assets and took other actions as described in Item 1 "Recent Developments" in the December 31, 1998 10-K to generate cash or avoid cash payments which would allow sufficient liquidity to maintain current operations during its seasonally slow operating season (the fourth and first quarters). The Company's mezzanine loan agreement required Hudson to use the proceeds of asset sales to pay down the mezzanine debt; however, Hudson instead used these proceeds for working capital. This violation of the mezzanine loan agreement gave the lender the right to demand immediate repayment of the mezzanine loan. In April 1999, the Company entered into an agreement with this lender, which waives these violations of the mezzanine loan agreement if the Company fulfills certain conditions. One of these conditions is that the Company is not to make any principal payments to subordinated creditors of this lender, including Equity Inns, LP ("Equity Inns"), its $3.0 million convertible subordinated debenture or for the obligations of Hudson Hotels Trust. Such requirement caused the Company to default in its obligations to Equity Inns as of May 1, 1999; however, under the subordination agreement with Equity Inns, that firm is currently prevented from taking legal action to enforce the payment of its debt. In May 1999 Equity Inns notified the Company that it has declared this debt in default and has accelerated the debt and is seeking default interest. Also, after default, Equity Inns can obtain 2,000,000 shares of Hudson Hotels common stock, which is collateral for this debt.

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

The Company is currently in discussions with its lenders about its debt obligations and activities to restructure its debt. On July 23, 1999, the Company replaced its outstanding $7.5 million convertible subordinated debenture to Oppenheimer Convertible Securities Fund with a new convertible subordinated debenture bearing the following terms: principal balance of $3.0 million; interest rate at 18.75%; maturity date of April 15, 2000 and a conversion price of $1.80 per share. There is negative working capital of $1,167,609 at September 30, 1999 with a significant amount of this negative working capital generated by significant principal debt payments. These principal payments described herein are expected to continue. Furthermore, the Company is severely restricted in accessing the cash flows generated from revenues as they are trapped for application against required escrows for debt, tax, insurance, capital asset reserve, and beginning in the second quarter of 2000, principal amortization of the Company's mezzanine debt.

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

4.       SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

The following is a summary of condensed statement of operation for the unconsolidated partnerships that the Company does not control for the nine month period ended September 30, 1999 and 1998 and balance sheets for September 30, 1999 and December 31, 1998.

                                                 1999               1998
                                             ------------       ------------
Property and equipment, net of
  Accumulated depreciation                   $ 56,778,470       $ 57,248,847
Current assets                                  4,497,860          3,495,286
Other assets                                    1,488,048          1,088,155
                                             ------------       ------------

  TOTAL ASSETS                                 62,764,378         61,832,288
                                             ------------       ------------

Mortgage and notes payable - current              161,665            550,524
Other current liabilities                       2,735,562          2,429,449
Mortgage and notes payable - noncurrent        43,717,136         43,614,917
                                             ------------       ------------

  TOTAL LIABILITIES                            46,614,363         46,594,890
                                             ------------       ------------

NET ASSETS                                   $ 16,150,015       $ 15,237,398
                                             ============       ============

  COMPANY'S SHARE                            $  1,816,507       $  1,781,218
                                             ============       ============

Net revenues                                 $ 18,386,215       $ 10,471,128
Operating expenses                             11,922,533          3,760,551
                                             ------------       ------------

Income from operations                          6,463,682          6,710,577
Other expenses, net                            (4,294,705)        (5,676,878)
                                             ------------       ------------

NET INCOME                                   $  2,168,977       $  1,033,699
                                             ============       ============

  COMPANY'S SHARE                            $    119,918       $    165,291
                                             ============       ============

5.       LINE OF CREDIT

The Company has a line of credit note with a commercial bank, with an interest rate of prime plus 1 1/2%, for a total of $400,000. The amount borrowed is collateralized by undeveloped land in Tonawanda, New York.

6.       LONG TERM DEBT

Future minimum repayments under long-term debt are as follows:

                  Remainder of 1999               $ 3,026,814
                  2000                              9,147,670
                  2001                              9,517,974
                  2002                              6,325,594
                  2003 and thereafter              98,852,993

7.       COMMITMENTS AND CONTINGENCIES

The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $362,451 and $198,948 for the periods ending September 30, 1999 and 1998, respectively. Future minimum lease payments under operating leases are approximately: 1999 remainder - $123,438; 2000 - $470,160; 2001 - $446,043; 2002 - $420,000; and
thereafter - $420,000.

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors based on franchise agreements which extend from ten to sixteen years. Some of these agreements specify restrictions on transferability of the franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $2,061,000 and $2,278,000 for the nine months ended September 30, 1999 and 1998, respectively.

In 1996, the Company acquired a hotel and assumed a ground lease for the land on which the hotel stands in Statesville, NC. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 plus one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $16,500 for the nine month period ended September 30, 1999 and 1998.

The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                  Remainder 1999                 $    5,500
                  2000                               22,000
                  2001                               22,000
                  2002                               22,000
                  2003                               22,000
                  Thereafter                        704,000
                                                 ----------
                                                 $  797,500
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

The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, if appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period and its history of taxable earnings. Management has considered these factors in reaching its conclusions regarding the full valuation allowance for financial reporting purposes.

At September 30, 1999, the Company has net operating loss carryforwards for income tax purposes of approximately $9,100,000 that may be used to offset future taxable income. These loss carryforwards will begin to expire in 2003.

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

In July 1999, the Company replaced its outstanding $7.5 million Convertible Subordinated Debenture with a new $3.0 million Convertible Subordinated Debenture. See Note 11 for further details.

11.      EXTRAORDINARY GAIN ON EXTINGUISHMENT

On July 23, 1999 the Company replaced its outstanding $7.5 million Convertible Subordinated Debenture to Oppenheimer Convertible Securities Fund with a new Convertible Subordinated Debenture bearing the following terms: principal balance of $3.0 million; interest rate of 18.75%; maturity date of April 15, 2000; and a conversion price of $1.80 per share.

As a result, the Company reported an extraordinary gain from debt restructuring net of expenses of approximately $4 million or $0.63 per common share - basic and $0.49 per common share - diluted.

12.      NON-RECURRING COSTS

During the third quarter of 1999 the Company had charges of $695,037 as a result of non-recurring costs. This amount is comprised of the following: a $351,643 charge associated with severance pay and $343,394 associated with the work performed in exploring strategic alternatives.

13.      SETTLEMENT OF LITIGATION

On September 30, 1998 the Company reached a settlement in a longstanding litigation with plaintiffs, Ladenburg, Thalmann Co., who alleged a breach of contract by the Company. In exchange for termination of the lawsuit and mutual release, the Company paid to the plaintiff a total of $100,000 in cash and 200,000 shares of common stock valued at $375,000.

14.      NON-RECURRING COSTS

During the third quarter of 1998, the Company recognized charges of $4.8 million. These charges include: (i) a deposit and direct costs related to the terminated acquisition of twenty-six Fairfield Inns by Marriott that were under contract to Hudson Hotel Trust, and (ii) costs incurred by the Company as Hudson Hotels Trust was unable to raise funds through an initial public offering. These costs and deposits were written off due to current economic conditions, which have prevented the completion of Hudson Hotels Trust's initial public offering.

15.      BUSINESS SEGMENTS

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

The following table presents revenues and other financial information by business segment for the nine months ended September 30, 1999 and 1998 (in thousands):


              1999                  Hotel Operations     Management & Other    Elimination (A)    Consolidated
              ----                  ----------------     ------------------    ---------------    ------------
Revenues                           $     37,087        $         4,543         $    (1,842)      $     39,788
EBITDA                             $     12,841        $           355                  --       $     13,196
Depreciation and amortization      $      4,252        $           238                  --       $      4,490
Interest expense                   $      8,658        $           797                  --       $      9,455
Capital expenditures               $      1,987        $           134                  --       $      2,121
Total assets                       $    125,917        $        59,441         $   (44,696)      $    140,662


              1998                  Hotel Operations     Management & Other    Elimination (A)    Consolidated
              ----                  ----------------     ------------------    ---------------    ------------

Revenues                           $     41,841        $         3,671         $    (2,039)      $     43,473
EBITDA                             $     12,986        $           948                  --       $     13,934
Depreciation and amortization      $      4,237        $           156                  --       $      4,393
Interest expense                   $      9,210        $           980                  --       $     10,190
Capital expenditures               $      1,442        $           222                  --       $      1,664
Total assets                       $    157,836        $        73,476         $   (50,978)      $    180,334



(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments' performance measure to the Company's consolidated loss from operations before taxes, minority interest, equity in income of affiliates and extraordinary gain:

                                                           1999           1998
                                                         --------       --------
EBITDA
     Hotel operations                                    $ 12,841       $ 12,986
     Management and other                                     355            948
Interest                                                   (9,455)       (10,190)
Depreciation and amortization                              (4,490)        (4,393)
Other                                                         201         (5,072)
                                                         --------       --------

Loss before income taxes, minority interest, equity
     in income of affiliates and extraordinary gain      $   (548)      $ (5,721)
                                                         ========       ========

The following table presents revenues and other financial information by business segment for the three months ended September 30, 1999 and 1998 (in thousands):


              1999                  Hotel Operations     Management & Other    Elimination (A)    Consolidated
              ----                  ----------------     ------------------    ---------------    ------------
Revenues                           $     12,840        $         1,812         $      (641)      $     14,011
EBITDA                             $      4,408        $          (169)                 --       $      4,239
Depreciation and amortization      $      1,443        $            73                  --       $      1,516
Interest expense                   $      2,903        $           198                  --       $      3,101
Capital expenditures               $        900        $            46                  --       $        946
Total assets                       $    125,917        $        59,441         $   (44,696)      $    140,662


              1998                  Hotel Operations     Management & Other    Elimination (A)    Consolidated
              ----                  ----------------     ------------------    ---------------    ------------

Revenues                           $     16,087        $         1,421         $      (830)      $     16,678
EBITDA                             $      4,912        $           255                  --       $      5,167
Depreciation and amortization      $      1,549        $            53                  --       $      1,602
Interest expense                   $      3,470        $           226                  --       $      3,696
Capital expenditures               $        667        $           154                  --       $        821
Total assets                       $    157,836        $        73,476         $   (50,978)      $    180,334


(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments' performance measure to the Company's consolidated income from operations before taxes, minority interest, equity in income of affiliates and extraordinary gain:

                                                           1999          1998
                                                          -------       -------
EBITDA
     Hotel operations                                     $ 4,408       $ 4,912
     Management and other                                    (169)          255
Interest                                                   (3,101)       (3,696)
Depreciation and amortization                              (1,516)       (1,602)
Other                                                          79        (5,256)
                                                          -------       -------
Loss before income taxes, minority interest, equity
     in income of affiliates, and extraordinary gain      $  (299)      $(5,387)
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

As a result of the sale of (i) the Cricket Inn Virginia Beach in May 1998, (ii) the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998, and (iii) the loss of its 42% interest in HH Bridge, LP, which was consolidated in the 1998 financial statements as a result of the equity method of accounting, a significant portion of the current results are not directly comparable to prior year results, specifically hotel operations and direct costs.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998:

Total operating revenues decreased $2,666,515, or 16% to $14,011,248 for the three months ended September 30, 1999, from $16,677,763 for the three months ended September 30, 1998, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATING REVENUES were $12,839,061 for the three months ended September 30, 1999, a decrease of $3,248,032, or 20%, from $16,087,093 for the three months ended September 30, 1998. Hotel operations consisted of the following:

                                                THREE MONTHS ENDED
                                     SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                     ------------------     ------------------

          Hotel room revenue             $11,475,463            $13,666,122
          Beach club revenue                 342,263                296,089
          Food and beverage revenue          515,027              1,595,377
          Other                              506,308                529,505
                                         -----------            -----------

               Total                     $12,839,061            $16,087,093
                                         ===========            ===========

Hotel room revenues were $11,475,463 for the three month period ended September 30, 1999 a decrease of $2,190,659, or 16%, from $13,666,122 for the three month period ended September 30, 1998. The net decrease is the result of (i) the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998 which had $1,054,389 in room revenue in the third quarter of 1998 and (ii) the loss of its 42% interest in HH Bridge, LP which had $1,187,875 in room revenue in the third quarter. The third quarter ended 1999 and 1998 room revenues for same store hotels remained flat. This is attributable to Hurricane Floyd, which adversely affected occupancy in our hotels during the month of September. The Company currently manages the Canandaigua Inn on the Lake and the HH Bridge, LP hotels pursuant to a Management Agreement. The results of these five (5) hotels were included in hotel room revenues in 1998 but are not included in 1999. Occupancy, average daily room rates and RevPar for the Company owned hotels were 71.7%, $60.44 and $43.31, respectively, for the three months ended September 30, 1999 and 76.9%, $59.98 and $46.13, respectively, for the three months ended September 30, 1998.

The Beach Club revenue, which totaled $342,263 for the three month period ended September 30, 1999 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $46,174, or 16%, from $296,089 for the three months ended September 30, 1998. The slight increase is specifically attributable to increases in initiation fees being charged to new members.

Food and beverage revenue was $515,027 for the three months ended September 30, 1999 compared to $1,595,377 for the three months ended September 30, 1998, a decrease of $1,080,350 or 68%. The net decrease is primarily a result of the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998, which had food and beverage operations and the loss of the Company's 42% interest in HH Bridge, LP which has food and beverage operations at one of its hotels.

Other hotel revenue decreased $23,197 or 4% to $506,308 for the three months ended September 30, 1999 from $529,505 for the three months ended September 30, 1998. The decrease is primarily the result of the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998 and the loss of the Company's 42% interest in HH Bridge, LP whose results are not included in 1999 but were included in 1998.

ROYALTIES for the three month period ended September 30, 1999 have increased $195,868, or 53% to $568,297 from $372,429 for the three month period ended September 30, 1998. The increase is attributable to one hundred fifty-nine (159) franchised Microtel Inns in operation, as opposed to one hundred (100) in operation at September 30, 1998. The Company receives all royalties on twenty-eight (28) of the one hundred fifty-nine (159) franchised Microtel Inns and on the remaining one hundred thirty-one (131) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS based on the following schedule: 1% of gross room revenues for hotels 0-100; .75% of gross room revenues for hotels 101-250; and .5% of gross room revenues for hotels 251 and beyond.

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

MANAGEMENT FEES for the three month period ended September 30, 1999 increased $426,009, or 239% to $603,890, compared to management fees of $177,881 for the same three-month period ended September 30, 1998. The increase is primarily the result of increased gross revenues at hotels managed by the Company as management fees are generally based on a percentage of gross revenue and the addition of seven (7) management contracts when compared to the period ended September 30, 1998. The schedule of owned and managed hotels is summarized below:

                                      SEPTEMBER 30, 1999     SEPTEMBER 30, 1998
                                      ------------------     ------------------

      Owned                                 25                        28
      Managed with financial interest       12                        10
      Other managed                         13                         5
                                           ---                       ---
                                            50                        43
                                           ===                       ===

Management fees of approximately $641,267 were generated by the twenty-five (25) owned hotels for the three month period ended September 30, 1999, which were eliminated for consolidation purposes.

OTHER REVENUE for the three month period ended September 30, 1999 decreased $40,360, or 100% to $-0- from $40,360 for the three month period ended September 30, 1998. This is primarily a result of consulting fees accrued from USFS of $37,500, which were non-recurring after September 1998.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) acquire additional hotel management contracts (ii) enhance operating performance of its existing hotels owned or under management (iii) develop and build additional hotels including Microtel Inns, if financing is obtainable, and (iv) opportunistic acquisition of existing hotels. However, given the Company's highly leveraged financial condition, it is at a substantial disadvantage in acquiring or developing additional hotel properties.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended September 30, 1999 was 39%, compared to 35% for the three months ended September 30, 1998. The increase in gross operating margin is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1997 and 1996.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $153,530, or 15%, to $1,212,766 for the three months ended September 30, 1999 from $1,059,236 for the three months ended September 30, 1998. The increase is primarily a result of the following: (1) a $165,000 increase in payroll and related expenses as a result of the addition of employees, and (2) a $71,000 increase in rent expense associated with leasing new office space offset by reduction in various corporate expenses as a result of cost containment.

NON-RECURRING COSTS during the third quarter of 1999, the Company recorded $695,037 of costs associated with its review of strategic alternatives (see
Note 12).

DEPRECIATION AND AMORTIZATION for the three month period ended September 30, 1999 decreased $86,092, or 5% to $1,515,915 from $1,602,007 for the three month period ended September 30, 1998. The decrease is a result of the loss of the Company's 42% interest in HH Bridge, LP in which depreciation and amortization was recorded for three (3) hotels, which was included in the 1998 results. This decrease is offset by capital improvements in 1997 and 1998, which increased depreciation expense. Capital improvements include converting the Cricket Inn Charlotte, NC to a Red Roof Inn and wall replacement at the Seagate Hotel and Beach Club.

OTHER INCOME (EXPENSE) for the three months ended September 30, 1999 improved by $5,929,027, or 66%, to $3,022,211 from $8,951,238 for the three months ended
September 30, 1998. This improvement is primarily a result of recording one-time charges in 1998 relating to litigation settlement totaling $475,000 (see Note
13), and non-recurring charges totaling $4,838,872 (see Note 14). In addition, the improvement is a result of amortization of long-term debt resulting in paying less interest expense on reduced principal balances and lower interest rates in effect on variable rate debt in the period ended September 30, 1999. Of the $3,101,169 in total interest expense 60% relates to the mortgages held on the hotels acquired or consolidated by the Company in 1996 and 1997. The remaining amount represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, notes payable of Hudson Hotels Trust, Tonawanda bond issue and line of credit.

INCOME TAXES - The provision for income tax of $4,920 includes minimum state taxes. For the three month period ended September 30, 1999, the Company did not record a deferred tax benefit as realization of the future tax benefits related to the deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. The benefit from income tax of $2,053,150 for the three month period ended September 30, 1998 represents federal and state tax income tax benefit from the recognition of deferred tax assets and liabilities on loss from continuing operations before income taxes of $5,272,748.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT - In July 1999, the Company replaced its outstanding $7.5 million convertible subordinated debenture with a new $3.0 million convertible subordinated debenture. As a result, the Company recognized an extraordinary gain of $4,089,465 or $0.63 per common share - basic and diluted.

NET INCOME/(LOSS) - As a result of the above factors, the net income increased $7,060,929 from the three month period ended September 30, 1998 to a net income of $3,841,331 for the three month period ended September 30, 1999. The resulting net income per common share - basic and diluted of $0.59 for the three month period ended September 30, 1999, compared to a net loss per common share - basic and diluted of ($0.61) for the three month period ended September 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998:

Total operating revenues decreased $3,685,025, or 8% to $39,787,973 for 1999 from $43,472,998 for the nine months ended September 30 1998, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $37,086,514 for the nine months ended September 30, 1999, a decrease of $4,754,227, or 11%, from $41,840,741 for the nine months ended September 30, 1998. Hotel operations consisted of the following:

                                                 NINE MONTHS ENDED
                                      SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                      ------------------    ------------------

          Hotel room revenue             $ 32,684,724           $ 35,670,991
          Beach club revenue                1,111,168              1,057,863
          Food and beverage revenue         1,910,623              3,614,329

          Other                             1,379,999              1,497,558
                                         ------------           ------------

               Total                     $ 37,086,514           $ 41,840,741
                                         ============           ============

Hotel room revenues were $32,684,724 for the nine month period ended September 30, 1999 a decrease of $2,986,267, or 8%, from $35,670,991 for the nine month period ended September 30, 1998. The net decrease is the result of (i) the sale of the Cricket Inn Virginia Beach in May 1998 which had $150,067 in room revenue in the first nine months of 1998, (ii) the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998 which had $2,012,973 in room revenue in the first nine months of 1998, and (iii) the loss of its 42% interest in HH Bridge, LP which had $1,187,875 in room revenue in the third quarter. This decrease was offset in part by overall increases in room revenue at the Company's other hotels. The Company currently manages the Canandaigua Inn on the Lake and the HH Bridge, LP hotels pursuant to a Management Agreement. The results of these five (5) hotels were included in hotel room revenues in 1998 but are not included in 1999. Occupancy, average daily room rates and RevPar for the Company owned hotels were 68.5%, $60.53 and $41.49, respectively, for the nine months ended September 30, 1999 and 70.2%, $58.92 and $41.38, respectively, for the nine months ended September 30, 1998.

The Beach Club revenue, which totaled $1,111,168 for the nine month period ended September 30, 1999 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $53,305, or 5%, from $1,057,863 for the nine months ended September 30, 1998. The small increase is specifically attributable to increase in initiation fees being charged to new members.

Food and beverage revenue was $1,910,623 for the nine months ended September 30, 1999 compared to $3,614,329 for the nine months ended September 30, 1998, a decrease of $1,703,706 or 47%. The net decrease is primarily a result of the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998, which had $1,843,018 of food and beverage revenue and the loss of its 42% interest in HH Bridge, LP which had $145,055 of food and beverage revenue. This was offset by increased food and beverage volume at the Seagate Hotel and Beach Club and assuming the food and beverage operations of the Brookwood Inn in Pittsford, NY on May 1, 1998 which was leased in prior years to a third party.

Other hotel revenue decreased $117,559 or 8% to $1,379,999 for the nine months ended September 30, 1999 from $1,497,558 for the nine months ended September 30, 1998. The decrease is primarily the result of (i) the sale of the Cricket Inn Virginia Beach in May 1998, (ii) the sale of the Company's leasehold interest in the Canandaigua Inn on the Lake in December 1998, and (iii) the loss of its 42% interest in HH Bridge, LP whose results are not included in 1999 but were included in 1998.

ROYALTIES for the nine month period ended September 30, 1999 have increased $433,840, or 50% to $1,296,483 from $862,643 for the nine month period ended September 30, 1998. The increase is attributable to one hundred fifty-nine (159) franchised Microtel Inns in operation at September 30, 1999, as opposed to one hundred (100) franchised Microtel Inns in operation at September 30, 1998. The Company receives all royalties on twenty-eight (28) of the one hundred fifty-nine (159) franchised Microtel Inns and on the remaining one hundred thirty-one (131) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS based on the following schedule: 1% of gross room revenues for hotels 0-100; .75% of gross room revenues for hotels 101-250; and .5% of gross room revenues for hotels 251 and beyond.

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

MANAGEMENT FEES for the nine month period ended September 30, 1999 increased $752,879, or 115% to $1,404,976, compared to management fees of $652,097 for the same nine month period ended September 30, 1998. The increase is primarily the result of increased gross revenues at hotels managed by the Company as management fees are generally based on a percentage of gross revenue and the addition of seven (7) management contracts when compared to the period ended September 30, 1999. The schedule of owned and managed hotels is summarized below:

                                        SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                        ------------------    ------------------

       Owned                                     25                    28
       Managed with financial interest           12                    10
       Other managed                             13                     5
                                                ---                   ---
                                                 50                    43
                                                ===                   ===

Management fees of approximately $1,842,207 were generated by the twenty-five
(25) owned hotels for the nine month period ended September 30, 1999, which were eliminated for consolidation purposes.

OTHER REVENUE for the nine month period ended June 30, 1999 decreased $117,517, or 100% to $-0- from $117,517 for the nine month period ended September 30, 1998. This is primarily a result of consulting fees accrued from USFS of $110,000, which were non-recurring after September 1998.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) acquire additional hotel management contracts (ii) enhance operating performance of its existing hotels owned or under management (iii) develop and build additional hotels including Microtel Inns, if financing is obtainable, and (iv) opportunistic acquisition of existing hotels. However, given the Company's highly leveraged financial condition, it is at a substantial disadvantage in acquiring or developing additional hotel properties.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the nine months ended September 30, 1999 was 40%, compared to 36% for the nine months ended September 30, 1998. The increase in gross operating margin is a result of undertaking operational steps to more effectively and efficiently manage the properties purchased in 1997 and 1996.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $845,159, or 32%, to $3,460,433 for the nine months ended September 30, 1999 from $2,615,274 for the nine months ended September 30, 1998. The increase is primarily a result of the following: (1) a $617,000 increase in payroll and related expenses as a result of the addition of employees, and (2) a $156,000 increase in rent expense associated with leasing new office space.

NON-RECURRING COSTS during the third quarter of 1999, the Company recorded $695,037 of costs associated with its review of strategic alternatives (see Note 12).

DEPRECIATION AND AMORTIZATION for the nine month period ended September 30, 1999 increased $96,519, or 2% to $4,489,954 from $4,393,435 for the nine month period ended September 30, 1998. The increase is a result of capital improvements in 1997 and 1998, which increased depreciation expense. Capital improvements include converting a Cricket Inn Charlotte, NC to a Red Roof Inn and wall replacement at the Seagate Hotel and Beach Club.

OTHER INCOME (EXPENSE) for the nine months ended September 30, 1999 improved by $6,008,580, or 39%, to $9,253,642 from $15,262,222 for the nine months ended
September 30, 1998. This improvement is primarily a result of recording one-time charges in 1998 relating to litigation settlement totaling $475,000 (see Note
13) and non-recurring charges totaling $4,838,872 (see Note 14). In addition, the improvement is a result of amortization of long-term debt resulting in paying less interest expense on reduced principal balances and lower interest rates in effect on variable rate debt in the period ended September 30, 1999. Of the $9,454,683 in total interest expense 60% relates to the mortgages held on the hotels acquired or consolidated by the Company in 1996 and 1997. The remaining amount represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, notes payable of Hudson Hotels Trust, Tonawanda bond issue and line of credit.

INCOME TAXES - The provision for income tax of $8,223 includes minimum state taxes. For the nine month period ended September 30, 1999, the Company did not record a deferred tax benefit as realization of the future tax benefits related to the deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. The benefit for income tax of $2,182,027 for the nine month period ended September 30, 1998 represents federal and state tax income tax benefit from the recognition of deferred tax assets and liabilities on loss from continuing operations before income taxes of $5,594,928.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT - In July 1999 the Company replaced its outstanding $7.5 million convertible subordinated debenture with a new $3.0 million convertible subordinated debenture. As a result, the Company recognized an extraordinary gain of $4,089,465 or $0.66 per common share - basic and diluted.

NET INCOME/(LOSS) - As a result of the above factors, the net income increased $6,997,521 from the nine month period ended September 30, 1998 to net income of $3,584,615 for the nine month period ended September 30, 1999. The resulting net income per common share - basic and diluted of $0.56 for the nine month period ended September 30, 1999, compared to a net loss per common share - basic and diluted of ($0.67) for the nine month period ended September 30, 1998.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 1999, the Company had a $400,000 working capital demand note with a commercial bank, which bears interest at a rate of prime plus 1 1/2%. Amounts borrowed are collateralized by unencumbered land. At September 30, 1999, $400,000 was borrowed under the terms of this line.

At September 30, 1999, the Company had $1,335,347 of cash and cash equivalents compared with $1,751,580 at December 31, 1998.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds is released several times monthly for application against current liabilities. The balance held in escrow on September 30, 1999 was $5,444,165 and $3,013,617 on December 31, 1998. The increase is a result of real estate tax escrows being accumulated and the timing of weekly cash sweeps.

Net cash flows provided by operating activities was $3,757,409 for the nine months ended September 30, 1999 compared to cash flows provided by operating activities of $3,052,132 for the nine months ended September 30, 1998. The net increase in 1999 is primarily the result cash payments made in 1998 for litigation settlement and non-recurring costs.

Net cash flows used in investing activities was $2,912,809 for the nine months ended September 30, 1999 compared to net cash flows used in investing activities of $28,425,096 for the nine months ended September 30, 1998. Net cash flow used in investing activities for the nine months ended September 30, 1999 reflects cash received for the sale of land, changes in restricted cash, collection of deposits and other assets less the purchase of equipment and the amounts placed into escrow as required by the loan agreements. Net cash used in investing activities for the nine months ended September 30, 1998, reflects amounts placed into escrow as required by the loan agreements, capital improvements to the twenty-five (25) hotels acquired in 1996 and 1997, acquisition of three (3) hotels for $26.6 million and cash received from: (i) the sale of property and equipment, and (ii) non-affiliates offset by the deposits submitted for the acquisition of three (3) hotels.

Net cash flows used in financing activities was $1,260,833 for the nine months ended September 30, 1999 compared to net cash flows provided by financing activities of $27,027,303 for the nine months ended September 30, 1998. Net cash flows used in financing activities for the nine months ended September 30, 1999 reflects the repayment of mortgages, preferred stock dividends and distributions to limited partners. Net cash flows used in financing activities for the nine months ended September 30, 1998 reflects cash proceeds from the exercise of options, proceeds from our line of credit, sale of stock of $1,000,000 and proceeds from borrowings of $27.3 million primarily utilized for the acquisition of the three (3) hotel properties in HH Bridge, LP. This was offset by financing costs, repayment of mortgages and preferred dividends.

EBITDA decreased by $739,114, or 5%, to $13,195,477 for the nine months ended September 30, 1999, compared to $13,934,591 for the nine months ended September 30, 1998. The decrease is primarily the result of the non-recurring charge (see Note 12). EBITDA is defined as total operating revenues less direct, corporate and indirect operating costs. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The slight decrease is a result of losing operating results from the Canandaigua Inn on the Lake and three hotels in HH Bridge, LP. This was offset by the Company undertaking operational steps to more effectively and efficiently manage the properties purchased in 1996 and 1997.

LIQUIDITY in December of 1998, and the first quarter of 1999, the Company sold certain assets and took other actions as described in Item 1 "Recent Developments" in the December 31, 1998 10-K to generate cash or avoid cash payments which would allow sufficient liquidity to maintain current operations during its seasonally slow operating season (the fourth and first quarters). The Company's mezzanine loan agreement required Hudson to use the proceeds of asset sales to pay down the debt; however, Hudson instead used these proceeds for working capital. This violation of the mezzanine loan agreement gave the lender the right to demand immediate repayment of the mezzanine loan. In April 1999, the Company entered into an agreement with this lender, which waives these violations of the mezzanine loan agreement if the Company fulfills certain conditions. One of these conditions is that the Company is not to make any principal payments to subordinated creditors of this lender, including Equity Inns, LP ("Equity Inns"), for its 10% subordinated note or on the $3.0 million convertible subordinated debenture or for the obligations of Hudson Hotels Trust. Such requirements caused the Company to default in its obligations to Equity Inns as of May 1, 1999. However, under the subordination agreement with Equity Inns, that firm is currently prevented from taking legal action to enforce the payment of its debt. In May 1999 Equity Inns notified Hudson that it has declared this debt in default and has accelerated the debt and is seeking default interest. Also, after default, Equity Inns can obtain 2,000,000 shares of Hudson Hotels common stock, which is collateral for this debt.

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

The Company is currently in discussions with its lenders about its debt obligations and activities to restructure its debt. On July 23, 1999 the Company replaced its outstanding $7.5 million convertible subordinated debenture to Oppenheimer Convertible Securities Fund with a new convertible subordinated debenture bearing the following terms: principal balance of $3.0 million; interest rate at 18.75%; maturity date of April 15, 2000 and a conversion price of $1.80 per share. There is negative working capital of $1,167,609 at September 30, 1999 with a significant amount of this negative working capital generated by significant principal debt payments. These principal payments described herein are expected to continue. Furthermore, the Company is severely restricted in accessing the cash flows generated from revenues as they are trapped for application against required escrows for debt, tax, insurance, capital asset reserve, and now beginning in the second quarter of 2000, principal amortization of the Company's mezzanine debt.

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

Phase I includes a plan to respond to the Year 2000 problem, which includes the following areas (the "Focus Areas"): (i) telephone and call accounting systems;
(ii) credit card readers; (iii) sprinkler systems and fire suppression system;
(iv) security systems; (v) card entry systems; (vi) elevator systems; (vii) computer systems and vendor contracts (hardware); (viii) fax machines and laundry equipment; (ix) HVAC (heating and air conditioning systems) and utility companies; (x) food, beverage, equipment, supplies and other ordering systems; and (xi) computer software systems, including franchisor and non-franchisor reservation systems. The Company has created a task force and procedures to survey, test and report results for management's review. The Company believes that the estimated cost to remediate its Year 2000 problems is approximately $1,000,000 and has currently spent approximately $650,000.

Phase II involves initiating a survey and checklist to each hotel manager for completion and return to management. The survey was developed by the Company after a review of franchisor and other Year 2000 compliance information to include (i) the current vendor list with a column for a listing of current product usage and (ii) a vendor address log and telephone number listing. Each hotel checklist included the front desk, business center, housekeeping/back office, beverage and guestrooms. Phase II also involves the testing of the Company's computer systems. The Company is conducting tests on the systems identified in Phase I and has yet to encounter any Year 2000 compliance issue which cannot be corrected before January 1, 2000.

The Company is currently proceeding with Phase III of its assessment of the Year 2000 problem. Phase III of the Company's assessment of the Year 2000 problem includes the results of testing, action plans, reporting of results and contingency plans to remediate any Year 2000 problems. The risks and contingency plans include a "reasonably likely worst case Year 2000 scenario." The Company believes that the consequences of a worst case scenario rest almost exclusively with outside vendors. The contingency plan, which the Company is currently initiating, is to replace non-compliant vendors with new compliant vendors. A thorough review of all vendors will continue to be an ongoing Year 2000 strategy for the Company. However, the Company's contingency plan has back-up support to address each of the focus areas.

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

                Special Note Regarding Forward-Looking Statements
                -------------------------------------------------

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking an unspecified amount of damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third parties; however, this indemnity specifically excludes indemnity for punitive damages which may be assessed again the Company. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortuous negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8,1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortuous interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF) and it is anticipated those suits will go to trial in February 2000.

On December 4, 1998 and February 5, 1999 the Company was served with claims before the State of South Carolina Human Affairs Division arising out of an incident that occurred at the Greenville, SC Hampton Inn on November 7, 1997. A security guard employed by Security Masters, Inc. (the contract provider of security services at the Hampton Inn) allegedly confronted a group of black students with a starter pistol, and directed racially biased comments to the student during that confrontation. Subsequently, on June 18, 1999, the plaintiffs, Nathaniel Davis III, Jennifer Curry, Shiona Drummer, Renoalda Bray and Corey-Khalil Horden commenced a civil suit against the Company and SecurityMasters, Inc. in the United States District Court, District of South Carolina, Greenville Division, alleging violations of Titles II and III of the Civil Rights Act of 1964 and seeking unspecified actual and compensatory damages, attorneys fees and costs, and punitive damages. The Company has appeared in this action, and plaintiffs have sought leave to amend their complaint. The Company's insurance company has assumed the defense of this action, but has reserved as to coverage.

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

On June 2, 1999 the Company, and its subsidiary Hudson Hotels Properties Corporation, as well as Hudson Hotels Trust; E. Anthony Wilson, the Company's Chairman and President; and a significant shareholder were each served with a summons and complaint by B. Thomas Golisano, the holder of a $2,000,000 note from Hudson Hotels Trust which is secured by 666,666 shares of common stock of the Company. The action has been commenced in New York Supreme Court and demands damages of $2,000,000 plus costs and disbursements. The complaint alleges that such note is in default and that the Company assumed the obligation of Hudson Hotels Trust to pay such note. In addition, the complaint alleges that Mr. Wilson and the significant shareholder of the Company conspired to cause the Company to breach certain negative covenants that the Company entered into in connection with the pledge of the 666,666 shares of the Company's common stock. Hudson Hotels Trust has admitted the default on the $2,000,000 note while the Company and the other defendants have denied liability except for the pledge of the 666,666 shares of the Company's common stock. The parties argued plaintiff's motion for summary judgement on August 13, 1999; the judge reserved his decision on the motion and the parties are awaiting that decision.

Advocates for the Disabled, Inc. have sued Pamela Skinner, the manager of the Seagate Hotel and Beach Club, in the United States District Court, Southern District of Florida, seeking injunctive and declaratory relief relating to alleged violations of the Americans with Disabilities Act at the Seagate Hotel. The Company has engaged counsel to defend its employee, Ms. Skinner, and has engaged an independent architect to evaluate the alleged deficiencies.

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



                                             HUDSON HOTELS CORPORATION
                                    --------------------------------------------
                                                    (Registrant)


Date:    11/1/99                    /s/ E. Anthony Wilson
                                    --------------------------------------------
                                    E. Anthony Wilson, Chairman of the Board and
                                      Chief Executive Officer


Date:    11/1/99                    /s/ Taras M. Kolcio
                                    --------------------------------------------
                                    Taras M. Kolcio, Vice President, Controller
                                      and Principal Accounting Officer