Form 10-K
period 1999-12-31
HUDSON HOTELS CORP
filed 2000-04-14
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Year Ended Commission File
                        December 31, 1999 Number 0-17838

                            HUDSON HOTELS CORPORATION
             (Exact name of registrant as specified in its charter)

           A New York Corporation         IRS Employer Identification
                                                 No. 16-1312167

                 ADDRESS                        TELEPHONE NUMBER

     300 Bausch & Lomb Place                     (716) 454-3400
     Rochester, New York 14604

           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Exchange on
       Title of Each Class                                 which Registered
       -------------------                                --------------------

             None                                                 None
          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.001 Par value
                          -----------------------------
                              (Title of the Class)

Indicate, by check mark, whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __ X_ No _________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The Registrant's revenues for the year ended December 31, 1999:  $51,271,369.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (computed by reference to the closing price as reported by the National Quotation Bureau, Inc. as of March 28, 2000) was $3,745,796 (3,866,628 shares at $31/32 per share).

The number of shares outstanding of each of the Registrant's classes of common stock as of March 28, 2000, is as follows:

                        6,496,902 Shares of Common Stock
                            Par Value $.001 per share

Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 15, 2000, are incorporated by reference to Part III of the Form 10-K Report.

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

In 1995, the Company entered into an agreement with US Franchise Systems, Inc. ("USFS") pursuant to which USFS purchased worldwide franchising and administration for the Microtel hotel chain (the "USFS Agreement"). Following this transaction, the Company ceased its franchising activities. Although the agreement was entitled Joint Venture Agreement, the transaction was structured as an outright sale of the Company's franchising rights. Pursuant to the Agreement, the Company is entitled to receive royalty payments from properties franchised by USFS at the rate of 1% of gross room revenues from hotels 1-100;
 .75% of gross room revenues from hotels 101-250 and .5% of gross room revenues for all hotels in excess of 250.

Following the sale of its franchising system, the Company has focused its efforts on acquisition, development, and management of various hotel products, including Microtel Inns, which had been the Company's strength. During 1996, 1997, and 1998, the Company's acquisition and development program included several acquisitions and development of five (5) Microtel Inns through a joint venture partnership.

As of December 31, 1999, the Company managed forty-seven (47) hotel properties located primarily in the Northeast and Southeast United States. Of the forty-seven (47) hotel properties under management, twenty-five (25) are owned by the Company. These properties range from super budget "Microtel Inns" to full-service hotels. The Company competes for management contracts with other hotel management companies, many of which have significantly larger organizations and greater financial resources. In some cases, hotel owners may require the hotel management company to invest in or advance funds to the hotel in order to obtain the management contract. In these cases, the Company may be at a competitive disadvantage.

The management contracts are entered into on variations of the Company's standard form management contract, for terms which vary from month to month to ten years, some of which may be cancelled with penalty upon sale of the property. They provide for a full range of hotel management services, including operations management, personnel and staffing, sales and marketing, business systems, financial management, and food and beverage management, for a fee, typically a percentage of gross revenues.

The Company's portfolio of managed properties, owned, partially owned through partnerships in which the Company has a minority equity position, and those owned by unrelated parties, is made up of the following franchise affiliations:


                                                                                             PERCENT OF COMPANY'S
                                                                          NUMBER OF                  TOTAL
FRANCHISE                                      NUMBER OF HOTELS          GUEST ROOMS              GUEST ROOMS
---------                                      ----------------          -----------              -----------

 OWNED

Fairfield Inn                                          8                      949                    18.2%

Hampton Inn                                            9                     1,085                   20.8%

Comfort Inn                                            2                      184                    3.5%

Econo Lodge                                            1                      65                     1.2%

Red Roof Inn                                           1                      147                    2.8%

Independent                                            4                      458                    8.9%
                                                      ---                     ---                    ----

                                                      25                     2,888                   55.4%
                                                      --                     -----


MANAGED WITH A FINANCIAL INTEREST

Microtel Inn                                           8                      842                    16.1%

Econo Lodge                                           1                       102                    2.0%

Holiday Inn                                            1                      146                    2.8%


Hampton Inn                                            1                      133                    2.6%


Comfort Suites                                         1                      100                    1.9%
                                                      --                      ---                    ----


                                                      12                     1,323                   25.4%
                                                      --                     -----                   -----


OTHER MANAGED

Holiday Inn Express                                    1                      80                     1.5%
Microtel Inn                                           3                      304                    5.8%
Best Western                                           1                      70                     1.3%


Comfort Inn                                           2                       193                    3.7%

Clarion Inn & Suites                                   1                      101                    1.9%
Independent                                           2                        258                   5.0%
                                                      --                     -----                   ----



                                                      10                     1,006                   19.2%
                                                      --                     -----                   -----

                 TOTAL                                 47                    5,217                   100%
                                                       ==                    =====                   ====


The Company has a minority equity position, either as a general or a limited partner, in nine (9) entities that own hotel properties. In addition, it is a general partner in Watertown Hotel Properties II, L.P., an entity which previously owned a hotel property and holds a mortgage upon the property, representing a portion of the sale price of this property, and in Hudson Tonawanda Partners, L.P., which owns a parcel of land in Tonawanda, New York.

The Company's owned and managed properties are located in the following areas of the United States and had the indicated capital renovation, average occupancy, and average daily rate during the fiscal year ended December 31, 1999.


                                                                      1999                   1999            1999
                                            Number of          Planned & Completed          Average        Average
         Hotel Type and Region             Guest Rooms       Renovation Expenditures       Occupancy      Daily Rate
         ---------------------             -----------       -----------------------       ---------      ----------
Northeastern Region

    Luxury                                     134                      $263,500             59.6%         $  97.74
    Midrange                                   914                       915,700             75.4%         $  67.05
    Budget                                     586                       280,600             71.7%         $  46.53
                                               ---                     ---------             ----           -------
    Sub-Total                                1,634                     1,459,800             72.8%         $  62.50

Southeastern Region

    Luxury                                       70                      337,700             82.1%          $132.89
    Midrange                                   1713                    1,565,500             64.6%         $  55.39
    Budget                                      890                      365,500             65.8%         $  45.37
                                              -----                  -----------             ----           -------
    Sub-Total                                 2,673                    2,268,700             65.4%         $  54.57

Midwest

    Luxury                                       --                           --              --                 --
    Midrange                                    269                      250,900             69.0%         $  73.01
    Budget                                      107                           --             60.5%            54.00
                                               -----            ----------------             -----           ------
    Sub-Total                                   376                      250,900             67.3%         $  69.77

Southwest

    Luxury                                       --                           --              --                 --
    Midrange                                   534                       284,800             58.6%         $  61.58
    Budget                                     --                             --                --               --
                                            -------             ----------------            --------     ----------
    Sub-Total                                  534                       284,800             58.6%         $  61.58
                                               ---                   -----------             ----           -------
    TOTAL                                     5,217                   $4,264,200             67.3%         $  58.76
                                              =====                   ==========             ====           =======



5% of room revenue for the owned hotels is projected to be used for the collective renovations of the owned hotels annually.

RECENT DEVELOPMENTS

In December 1998 and the first quarter of 1999, the Company sold certain assets and used the proceeds thereof for working capital purposes. Those actions constituted a default under its $35mm Mezzanine Loan. In April, 1999, the Company entered into an Agreement with the holder of its Mezzanine Loan pursuant to which the holder agreed to forbear from exercising its rights and remedies as a result of those defaults until April 11, 2000. A condition of the forbearance is that the Company repay a total of $5,508,567 on April 11, 2000. The Company did not have the capital reserves to make this payment.

When the forbearance period ended on April 11, 2000, the lender, Nomura Asset Capital Corporation, seized the cash in the cash collateral accounts amounting to $1,504,120. Although not required under the mezzanine loan agreement to do so, on April 12, 2000, Nomura released $1,504,120 to the Company for its immediate operating needs. All future receipts are also required to be deposited into these cash collateral accounts, and if Nomura does not agree to release funds to cover operating expenditures, the Company will be unable to continue operations.

RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, is negotiating to purchase the mezzanine debt from Nomura. If it is able to do so, the Company anticipates that the forbearance agreement will be extended for one year.

Equity Inns, LP is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,634,052.23. During 1999, the Company defaulted in payments of principal under that Note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the Note. Equity Inns is entitled to take 2,000,000 shares of common stock of Hudson Hotels Corporation which were pledged as security for the Note.

Oppenheimer Convertible Securities Fund is the holder of the Company's $3,000,000 Convertible Debenture, due April 15, 2000. In addition to the principal, the Company is three months in arrears in payment of interest on the Debenture. This Debenture results from the recasting in July 1999 of the Company's prior Debenture to Oppenheimer in the amount of $7,500,000. The Company does not have the capital resources to pay the current Debenture at maturity.

In 1998, Hudson Hotels Trust executed a Promissory Note in the amount of $2,000,000, which is currently in default. The Company pledged 666,666 shares of common stock as security for repayment of the Note. The holder has sued both Hudson Hotels Trust and the Company for repayment of the principal; the Company has denied liability for repayment, and summary judgment against the Company was denied by the court. The Noteholder has filed notice of appeal. There can be no assurance as to the outcome of this lawsuit.

During 1999 and the first quarter of 2000, the Company has taken a number of steps to reduce its corporate overhead and return the Company to profitability. The Chief Financial Officer of the Company resigned as of September 1, 1999, and the Company's President resigned as of March 1, 2000. In addition, the Chief Accounting Officer left the Company in February 2000 to pursue other opportunities. The company currently plans to use existing personnel to fulfill the duties of these departed officers. Finally, in March 2000 the Company reduced its office space and the rental therefor. As a result of these changes, the Company anticipates that its corporate overhead will be reduced by approximately $1,000,000 annually.

During 1999, the Company's stock was removed from The Nasdaq National Market and listed on The Nasdaq SmallCap Market because of the reduction of its shareholders' equity, resulting from losses recognized in 1998. The Company was notified by Nasdaq-Amex Market Group on February 11, 2000 that unless the bid price of its stock was greater than or equal to $1.00 for ten consecutive trading days before May 11, 2000, then its stock will be delisted from the Nasdaq SmallCap Market on May 15, 2000. There can be no assurance that the Company's stock will trade at or above $1.00 for the requisite period for the Company to avoid delisting.

The Company intends to continue to pursue the restructuring of its debt obligations to eliminate the existing defaults and permit repayment within the projected cash flow capabilities of the Company. There can be no assurance that the Company's restructuring efforts will be successful, or that its lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached, it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to meet its future principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

EMPLOYEE RELATIONS

At December 31, 1999, the Company had approximately 1,600 employees working at the hotels it owns or manages or in its corporate office. None of these employees are subject to collective bargaining agreements. The Company believes that all of its relations with these employees are good.

COMPANY PROPERTIES

The Company currently owns twenty-five (25) hotel properties in addition to having a minority equity interest in entities that own hotel properties. There are 2,888 guestrooms in these twenty-five (25) properties.

                            DESCRIPTION OF PROPERTIES

At fiscal year end, the Company owned one (1) parcel of land, which was being held for sale.

Investment in land/real estate under development or held for sale is summarized as follows:

TONAWANDA, NEW YORK: This land is north of Buffalo, New York, off Interstate 290 in proximity to major businesses, universities and shopping centers. The Company owns about 7 acres at a cost of $780,822 or $113,657 an acre. The parcel is zoned for hotel and restaurant development. This parcel of land is adjacent to a parcel owned by Hudson Tonawanda Partners, L.P. (see below). These properties are being marketed for sale.

The Company, through its equity investments, owns minority interests in the following:

THE MONTGOMERY GROUP: This limited partnership owns an 84 room Comfort Inn located in Montgomeryville, Pennsylvania. The Company's ownership percentage is 2.083%. The hotel was opened in 1991, and is in very good condition. The total outstanding mortgage balance at December 31, 1999, was approximately $3.0 million. The Company does not manage this hotel.

950 JEFFERSON ROAD ASSOCIATES, L.P.: This limited partnership owns a 102 room Econo Lodge located in Henrietta, New York. The Company's ownership percentage is 2%. The hotel was built in 1984 and is in fair condition. The partnership has a first mortgage with a balance of approximately $2.5 million at December 31, 1999.

MICROTEL GATLINBURG L.P.: This limited partnership owns a 102 room Microtel Inn located in Gatlinburg, Tennessee. The hotel is located adjacent to the Great Smoky Mountain National Park and a short distance from Dollywood in Pigeon Forge, Tennessee. The Company's ownership percentage is 10%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of approximately $2.1 million at December 31, 1999.

FISHERS ROAD HOTEL PROPERTIES, L.P.: This limited partnership owns a 99 room Microtel Inn located in Victor, New York, adjacent to Interstate 90. The Company's ownership percentage is 22.5%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of approximately $2.1 million at December 31, 1999.

ESSEX MICROTEL LERAY, L.P.: This limited partnership owns a 100 room Microtel Inn located in Watertown, New York, which opened in 1990. The Company's ownership interest as a special limited partner is 5.3532%. The first mortgage on the property totals approximately $1.1 million and is held by Watertown Hotel Properties II, L.P., a partnership in which the Company has the general partnership interest. The Company does not manage this hotel.

ROCHESTER HOSPITALITY PARTNERS, L.P.: This limited partnership owns six Microtel Inns. The Company's ownership percentage is 20%. The hotels opened between 1995 and 1997, varying from 99 to 122 rooms. All of these properties are in excellent condition. The partnership has an aggregate first mortgage on the six (6) properties, with a balance of approximately $15.2 million at December 31, 1999. The Company currently manages four (4) of these properties.

HH BRIDGE, L.P.: This limited partnership owns a 146-room Holiday Inn in Cleveland, Ohio; a 133-room Hampton Inn in Cheektowaga, New York; and a 100-room Comfort Suites in Cheektowaga, New York. These properties are in good to excellent condition. The partnership has a first mortgage with a balance of $18.3 million at December 31, 1999. The Company owns a non-controlling 1% general partnership interest in the limited partnership.

HUDSON TONAWANDA PARTNERS, L.P.: This limited partnership owns 2.87 acres of land in Tonawanda, New York. The Company's ownership percentage is 50%.

WATERTOWN HOTEL PROPERTIES II, L.P.: This limited partnership holds a $1.1 million mortgage receivable from Essex Microtel Leray L.P. which is collateralized by a 100 room Microtel Inn located in Watertown, New York. Monthly payments consist of interest only at 9% per annum. The entire principal amount is due April 30, 2000. The borrower has the option to extend this mortgage for another year upon written notice received by April 20, 2000. The Company's general partnership interest totals 2.08%.

COMPANY OWNED HOTELS

The Company, through its indirect wholly owned subsidiary HH Properties-I, Inc., owns the following properties. The properties are secured by a first mortgage from Nomura Asset Capital Corporation, with an aggregate balance of $54.2 million at December 31, 1999. As part of the first mortgage agreement, the Company is required to reserve 5% of operating revenues, which is used for capital improvements to the properties. All properties are in fair to very good condition.


           PROPERTY NAME                                    LOCATION                            NUMBER OF ROOMS
           -------------                                    --------                            ---------------

Seagate Hotel and Beach Club          Delray Beach, Florida                                               70
Brookwood Inn                         Pittsford, New York                                                107
Comfort Inn West                      Greece, New York                                                    83
Comfort Inn                           Jamestown, New York                                                101
Econo Lodge                           Canandaigua, New York                                               65
Fairfield Inn                         Albany, Georgia                                                    120
Fairfield Inn                         Cary, North Carolina                                               125
Fairfield Inn                         North Charleston, South Carolina                                   120
Fairfield Inn                         Columbia, South Carolina                                           128
Fairfield Inn                         Durham-Research Triangle Park, North Carolina                       96
Fairfield Inn                         Richmond, Virginia                                                 124
Fairfield Inn                         Statesville, North Carolina                                        116
Fairfield Inn                         Wilmington, North Carolina                                         120
Brookwood Inn                         Durham, North Carolina                                             149
Red Roof Inn                          Raleigh, North Carolina                                            147
Brookwood Inn                         Charlotte, North Carolina                                          132
                                                                                                      ------
                                                                                                       1,803


The Company, through its indirect wholly owned subsidiary HH Properties-II, Inc., owns the following properties. The properties are secured by a first mortgage from Nomura Asset Capital Corporation, with an aggregate balance of $29.3 million at December 31, 1999. As part of the first mortgage agreement, the Company is required to reserve 5% of operating revenues, which is used for capital improvements to the properties. All properties are in good to very good condition.


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
                                                                                                -----
                                                                                                1,085

LEASED PROPERTY

The Company leases about 19,000 square feet of office space in Rochester, New York, which serves as the Company's headquarters. The lease has an initial term of five years, expiring July 2003. The Company has an option to extend this lease to July 2008.

HOTEL LODGING INDUSTRY

Although the hospitality lodging industry experienced strong profits in 1998, the increases in occupancy, ADR (average daily rate) and RevPAR (revenue per available room), which the industry had often experienced since 1992 were moderated with declining occupancy in 1998 and 1999. According to Smith Travel Research, hotel room demand had outpaced supply from 1992 through 1996. Beginning in 1997, room supply increases exceeded demand increases. Room supply has increased as a result of favorable financing until the summer of 1998, when financing hotel properties became more difficult.

Currently, the majority of properties owned or managed by the Company fall in the limited service economy/mid-price category. This category is defined as a hotel which provides some, but not all of the amenities of a full-service hotel. It is appropriate to compare the Company's portfolio to this industry segment since the majority of the Company's properties fall within this segment (Hampton Inn, Comfort Inn, Econo Lodge, Fairfield Inn and Red Roof Inn.) The limited-service economy/mid-priced segment had seen increases in occupancy, room revenue and RevPAR from 1992 to 1995. In 1996 through 1999, the segment of the hotel industry that the Company primarily competes in experienced a decline in occupancy, but room rate and RevPAR continued to increase. ADR percentage growth has decreased compared to prior years. These results are due to added supply exceeding added demand, moderated by guests willing to pay a premium for clean/fresh hotel rooms with certain amenities offered by nationally branded limited-service hotels.

The tables below compare the Company's performance to the limited service economy/midscale segment as a whole (in the United States) in the categories of occupancy, ADR (average daily rate) and RevPAR (revenue per available room). The industry statistics represent results obtained from Smith Travel Research ("STR") and are based on the data STR has compiled for hotels STR classifies as limited service mid-price and economy hotels with 75-125 rooms.


                                    OCCUPANCY

                                                        U.S. LIMITED SERVICE
    YEAR               COMPANY OWNED HOTELS               ECONOMY/MIDPRICED
    ----               --------------------               -----------------
1995                            N/A                               64.3%
1996                           62.6%                              63.0%
1997                           65.2%                              62.0%
1998                           68.7%                              61.6%
1999                           65.6%                              61.4%

--------------------------------------------------------------------------------

                                       ADR

                                                        U.S. LIMITED SERVICE
    YEAR               COMPANY OWNED HOTELS               ECONOMY/MIDPRICED
    ----               --------------------               -----------------
1995                            N/A                              $46.75
1996                          $62.96                             $49.18
1997                          $56.51                             $51.48
1998                          $58.74                             $53.63
1999                          $60.35                             $55.31

--------------------------------------------------------------------------------

                                     REVPAR

                                                        U.S. LIMITED SERVICE
    YEAR               COMPANY OWNED HOTELS               ECONOMY/MIDPRICED
    ----               --------------------               -----------------
1995                            N/A                              $30.04
1996                          $39.39                             $31.00
1997                          $36.82                             $31.91
1998                          $40.35                             $33.05
1999                          $39.61                             $34.30

--------------------------------------------------------------------------------


BUSINESS STRATEGY

As its first priority, the Company will continue with its attempts to restructure its debt. If it is unable to successfully do so, it will be required to take steps to ensure its ability to satisfy its creditors and remain in operation. It will endeavor to negotiate a satisfactory agreement regarding usage of operating cash with its mezzanine lender. If it cannot, the Company will be forced to seek alternative debt or equity financing for its working capital needs. If that effort proves unsuccessful, the Company may be forced to seek court protection from creditors so that it can continue operations as it seeks to work out its debt problems.

The Company plans to continue to improve its position in the lodging industry by implementing the following strategies:

ENHANCE OPERATING PERFORMANCE OF ITS EXISTING HOTELS OWNED OR UNDER MANAGEMENT. The Company operated forty-seven (47) hotels at the end of 1999. The Company intends to utilize its operating, marketing and financial systems resources to improve operating performance by maximizing revenues and reducing operating expenses. Steps have been taken to enhance the operating performance of the hotels by improving revenue and customer service and to provide administrative support for hotel operations.

ACQUIRE ADDITIONAL HOTEL MANAGEMENT CONTRACTS. In addition to the twenty-five
(25) hotels that the Company owns, it also managed twenty-two (22) hotels at December 31, 1999, for other owners. The Company has a minority ownership position in twelve (12) of these twenty-two (22) hotels. The Company is active in trying to obtain additional management contracts in order to utilize its information systems and personnel to enhance the operating performance of additional managed hotels. The Company believes that due to its size, experience, information systems, purchasing power and support systems it is often a more effective hotel manager than individuals or smaller firms, which lack these resources. The Company had a net increase of four (4) new management contracts in 1999. Additionally, the Company is better able to utilize its operating structure and spread its administrative costs as it grows the number of hotels it operates. However, as described above, the Company often must compete with larger and better-capitalized hotel management companies that have competitive advantages when compared to the Company.

ACQUISITION OF HOTELS. Since 1996, the Company acquired twenty-one (21) hotels for approximately $40,750 per room, totaling $106.7 million. The acquisitions included eight (8) Fairfield Inns, nine (9) Hampton Inns, four (4) Cricket Inns (of which two (2) were converted to Brookwood Inns and one (1) was converted to a Red Roof Inn and one (1) was sold during the fiscal year ended December 31,
1998). These hotels are geographically dispersed throughout the country. Given the Company's highly leveraged financial condition, it is at a substantial disadvantage in acquiring additional hotel properties since it does not have significant ability to obtain capital. Such acquisitions, if any are to occur, will probably require the Company to raise new capital.

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

COMPETITION

The hospitality industry is highly competitive. There is no single competitor or small number of competitors of the Company that are dominant in the industry. The Company's hotel properties operate in areas that contain numerous competitors, many of which have substantially greater resources than the Company. Competition in the lodging industry is based on location, room rates, quality of services and guest amenities offered. The Company's properties compete against all hotel products in any given market for market share. In practice, the hotel industry is highly segmented, ranging from luxury destination resorts to small "mom and pop" properties. The Company's properties compete directly against other national and regional chains of hotels in each geographical market in which the Company hotels are located. New or existing competitors could significantly lower rates, offer greater conveniences, services or amenities or significantly expand, improve or introduce new facilities in markets in which the hotels compete, thereby adversely affecting the Company's operations.

The Company competes with other regional and national hotel companies for development and management contracts. There are hundreds of hotel management companies in the United States, including several which manage over 100 properties and many which manage numbers of hotels comparable to the Company. Most of the firms are private companies, several are public companies and many have greater financial strength than the Company; few are as highly financially leveraged as is the Company.

Although most of the Company's hotels operate under national brands, the Company has several properties that do not have the benefit of a national brand. Currently, more than seventy (70%) percent of all U.S. hotel rooms operate under a national brand which provides certain competitive advantages over hotels which do not have national brands.

SEASONALITY

The lodging industry is seasonal in nature. Generally, the Company's hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in revenues and profitability of the Company. Quarterly earnings may be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors and other considerations affecting travel.

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

YEAR 2000 COMPLIANCE

The Year 2000 ("Y2K") problem concerned the inability of information systems to properly recognize and process date-sensitive information beyond January 1, 2000. As a result, the Y2K problem could have affected any system that uses date data, including mainframes, PCs, and embedded microprocessors that control security systems, call-processing systems, building climate systems, elevators, office equipment and even fire alarms.

Since January 1, 2000, the Company has not experienced any disruption to its business operations as a result of Y2K compliance problems. The Company's response to the Year 2000 problem consisted of three phases that addressed the state of readiness, Year 2000 costs, risks and contingency plans.

Phase I included a plan to respond to the Year 2000 problem, including the following areas (the "Focus Areas"): (i) telephone and call accounting systems;
(ii) credit card readers; (iii) sprinkler systems and fire suppression systems;
(iv) security systems; (v) card entry systems; (vi) elevator systems; (vii) computer systems and vendor contracts (hardware); (viii) fax machines and laundry equipment; (ix) HVAC (heating and air conditioning systems) and utility companies; (x) food, beverage, equipment, supplies and other ordering systems; and (xi) computer software systems, including franchisor and non-franchisor reservation systems. The Company created a task force and procedures to survey, test and report results for management's review.

The Company completed Phase II of its assessment of the Year 2000 problem. Phase II involved initiating a survey and checklist to each hotel manager for completion and return to management. The survey was developed by the Company after a review of franchisor and other Year 2000 compliance information to include (i) the current vendor list with a column for a listing of current product usage and (ii) a vendor address log and telephone number listing. Each hotel checklist included the front desk, business center, housekeeping/back office, beverage and guest rooms. Phase II involved the testing of the Company's computer systems. The Company has conducted tests on the systems identified in Phase I and did not encounter any Year 2000 compliance issue which were not corrected before January 1, 2000.

Phase III of the Company's assessment of the Year 2000 problem included the results of testing, action plans, reporting of results and contingency plans to remediate any Year 2000 problems. The risks and contingency plans include a "reasonably likely worst case Year 2000 scenario." The Company believes that the consequences of a worst case scenario rest almost exclusively with outside vendors. The contingency plan was to replace non-compliant vendors with new compliant vendors. A thorough review of all vendors will continue to be an ongoing Year 2000 strategy for the Company. However, the Company's contingency plan has back-up support to address each of the focus areas.

The franchisors of the hotels have provided compliance guides to assist in the Company's response to the Year 2000 problem. Promus Hotel Corporation, Holiday Hospitality/Bass Hotels & Resorts, Marriott International, Inc., and Choice Hotels International, Inc. have completed third party vendor checks, reviewed computer systems and provided for reference a preferred compliant vendor list. A checklist for Year 2000 issues, a work plan and a sample vendor letter was provided to help the Company complete its assessment of the Year 2000 problem.

The Company mailed a questionnaire to third party vendors to assess third party risks. The Company sought assurances from the Lessee and other service providers that they are taking all necessary steps to ensure that their computer systems will accurately reflect the year 2000.

Throughout 2000, the Company plans to review its systems inventory against hardware and software component manufacturer upgrade releases to assure that its systems have the most current Y2K upgrades. The cost of the Company's Y2K activities, which was budgeted at $500,000, totaled approximately $300,000.

ITEM 3. LEGAL PROCEEDINGS

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking an unspecified amount of damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties; however, this indemnity specifically excludes indemnity for punitive damages which may be assessed against the Company. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8,1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner,

Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF). The case came to trial in late February 2000; the judge declared a mistrial before the trial had commenced. The case had been put back on the trial calendar with no firm date for future proceedings.

On December 4, 1998 and February 5, 1999 the Company was served with claims before the State of South Carolina Human Affairs Division arising out of an incident that occurred at the Greenville, SC Hampton Inn on November 7, 1997. A security guard employed by Security Masters, Inc. (the contract provider of security services at the Hampton Inn) allegedly confronted a group of black students with a starter pistol, and directed racially biased comments to the students during that confrontation. Subsequently, on June 18, 1999, the plaintiffs, Nathaniel Davis III, Jennifer Curry, Shiona Drummer, Renoalda Bray and Corey-Khalil Horden commenced a civil suit against the Company and Security Masters, Inc., in the United States District Court, District of South Carolina, Greenville Division, alleging violations of Titles II and III of the Civil Rights Act of 1964 and seeking unspecified actual and compensatory damages, attorneys fees and costs and punitive damages. The Company has appeared in this action, and plaintiffs have sought leave to amend their complaint. The Company's insurance company has assumed the defense of this action, but has reserved as to coverage.

On April 13, 1999, the Company and its subsidiary, Canandaigua Hotel Corp., were each served with a summons and complaint by Cheryl K. Lee, as administratrix of the Estate of Eugene R. Guthrie, deceased, alleging negligence relating to the design and maintenance of the handicapped access ramp at the Inn on the Lake, which negligence allegedly caused injuries resulting in the death of the decedent. L,R,R&M, LLC, the owner of the Inn on the Lake, is also a defendant. The action has been commenced in New York Supreme Court, Monroe County, and demands damages in the amount of $2,000,000 plus costs and disbursements. This action has been turned over to the Company's insurance company for defense; the Company believes that it has adequate insurance to cover any potential loss.

On June 2, 1999, the Company, and its subsidiary, Hudson Hotels Properties Corporation, as well as Hudson Hotels Trust; E. Anthony Wilson, the Company's Chairman and President; and a significant shareholder were each served with a summons and complaint by B. Thomas Golisano, the holder of a $2,000,000 note from Hudson Hotels Trust, which is secured by 666,666 shares of common stock of the Company. The action has been commenced in New York Supreme Court and demands damages of $2,000,000, plus costs and disbursements. The complaint alleges that such note is in default and that the Company assumed the obligation of Hudson Hotels Trust to pay such note. In addition, the complaint alleges that Mr. Wilson and the significant shareholder of the Company conspired to cause the Company to breach certain negative covenants that the Company entered into in connection with the pledge of the 666,666 shares of the Company's common stock. Hudson Hotels Trust has admitted the default on the $2,000,000 note, while the Company and the other defendants have denied liability except for the pledge of the 666,666 shares of the Company's common stock. The parties argued plaintiff's motion for summary judgement on August 13, 1999. The judge granted summary judgment in favor of the plaintiff against Hudson Hotels Trust, but denied summary judgment against Hudson Hotels Corporation. The plaintiff has filed notice of appeal but has not perfected the appeal.

Advocates for the Disabled, Inc. sued Pamela Skinner, the manager of the Seagate Hotel and Beach Club, in the United States District Court, Southern District of Florida, seeking injunctive and declaratory relief relating to alleged violations of the Americans with Disabilities Act at the Seagate Hotel. The Company engaged counsel to defend its employee, Ms. Skinner, and engaged an independent architect to evaluate the alleged deficiencies. This suit has been settled with the Company being required to make certain improvements. These costs are estimated to be $25,000.

R. R. Donnelly & Sons, a financial printer, sued the Company and Hudson Hotels Trust in New York Supreme Court, Monroe County, by complaint filed October 14, 1999, for services rendered in preparation and printing of the registration statement and prospectus for the aborted initial public offering of Hudson Hotels Trust. Donnelly had claimed damages of $279,682.34, plus 18% interest, from May 10, 1999. The Company answered the Complaint on November 22, 1999, and intends to vigorously defend the action.

After taking into consideration legal counsel's evaluation of all such actions, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a material adverse effect on the Company's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the year ended December 31, 1999, to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

                  FISCAL YEAR ENDED DECEMBER 31, 1998

                                                                                  High           Low
                                                                                  ----           ---

                  First Quarter (January - March, 1998)                        4  7/8            3 13/16
                  Second Quarter (April - June, 1998)                          4 15/16           3  7/8

                  Third Quarter (July - September, 1998)                       4  5/16           2
                  Fourth Quarter (October - December, 1998)                    2  3/8            1  1/8

                  FISCAL YEAR ENDED DECEMBER 31, 1999

                  First Quarter (January - March, 1999)                        2                 1  1/4
                  Second Quarter (April - June, 1999)                          2                    9/16
                  Third Quarter (July - September, 1999)                       1 5/8             1
                  Fourth Quarter (October - December, 1999)                    1 3/8                1/2


The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

To date, the Company has not paid a dividend on its Common Stock. The payment of future dividends is subject to the Company's earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant. It is unlikely that dividends will be paid on common stock in the foreseeable future.

As of March 15, 2000, there were approximately 265 holders of record of the Common Shares of the Company with approximately 2,500 beneficial shareholders.

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

The following table presents summary selected historical financial data for the Company derived from its financial statements as of and for the five periods ended December 31, 1999. The historical information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto, each contained herein.



                                               1999             1998              1997              1996           1995 (1)
                                               ----             ----              ----              ----           --------
INCOME STATEMENT DATA:

Operating Revenue                        $    51,271         $  57,640       $  38,731          $  14,148        $    6,896
Income from Operations                         8,914             5,215           5,983              1,867               653
Income/(Loss) before extraordinary item       (3,763)          (15,165)         (1,892)               636             1,311
Net Income / (Loss)                              265           (15,165)         (1,892)               636             1,311
PER SHARE DATA:

Income/(Loss) before
   extraordinary item                           (.62)            (2.86)          (0.40)              0.12              0.31
Net Income/(Loss)                               0.02             (2.86)          (0.40)              0.12              0.31
BALANCE SHEET DATA (AT END OF PERIOD):

Total Assets                                 138,211           142,676         152,118            102,893            15,781
Long-Term and Convertible
Subordinated Debt                             82,811           128,040         128,559             80,064             8,506
Shareholders' Investment                       2,065             (166)          13,139             13,317             3,911

(1) In 1995, the Company changed its fiscal year-end from March 31 to December 31. As a result, the Company had a "short year" of only nine (9) months for the period April 1, 1995 to December 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with this entire Form10-K 1999 Annual Report. Particular attention should be directed to the Consolidated Financial Statements found at Item 8.

As a result of the acquisitions of (i) five partnerships owning hotels in which the Company had a minority interest, (ii) twelve (12) hotels from SB Motel Corp., and (iii) nine (9) Hampton Inns during the past three years, a significant portion of the current results are not directly comparable to prior year results (years 1995-1997), specifically hotel operations, direct costs, expenses and interest expense.

                              RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 1999, COMPARED TO THE TWELVE MONTHS ENDED DECEMBER 31, 1998:

Total operating revenues decreased $6,368,269, or 11%, to $51,271,369 for 1999 from $57,639,638 in 1998. This was due primarily to the elimination of properties that were transferred at the end of 1998, including the Canandaigua Inn on the Lake and three (3) hotels (HH Bridge, L.P.) that were included for four months in 1998.

HOTEL OPERATIONS were $47,649,564 for the twelve months ended December 31, 1999, a decrease of $7,733,653, or 14%, from $55,383,217 for the twelve months ended December 31, 1998. Hotel operations consisted of the following:

                                                             TWELVE MONTHS ENDED

                                                 DECEMBER 31, 1999        DECEMBER 31, 1998

          Hotel room revenue                        $41,746,441              $47,231,157
          Beach Club revenue                          1,529,569                1,396,984
          Food and beverage revenue                   2,554,853                4,901,800
          Other                                       1,818,701                1,853,276
                                                    -----------           --------------

               Total                                $47,649,564              $55,383,217
                                                    ===========              ===========

Hotel room revenues were $41,746,441 for the twelve month period ended December 31, 1999, a decrease of $5,484,746, or 12%, from the $47,231,157 for the twelve month period ended December 31, 1998. The decrease was the result of the elimination of the Canandaigua Inn on the Lake and three (3) hotels (HH Bridge, L.P.) included for four months in 1998.

Occupancy and average daily room rates for Company-owned hotels were 65.6% and $60.35, respectively, for the twelve month period ended December 31, 1999 compared to 68.7% and $58.74, respectively, for the twelve months ended December 31, 1998.

The Beach Club revenue relates to the operation of the Beach Club at the Seagate Hotel and Beach Club, which was $1,529,569 for the twelve month period ended December 31, 1999 an increase of $132,585, or 9%, from $1,396,984 for the twelve month period ended December 31, 1998.

Food and beverage revenue was $2,554,853 for the twelve month period ended December 31, 1999, a decrease of $2,346,947, or 48%; compared to $4,901,800 for the twelve month period ended December 31, 1998. The decrease was due to the elimination of the Canandaigua Inn on the Lake and Holiday Inn Cleveland (HH Bridge, L.P.).

Other revenues were $1,818,701 for the twelve month period ended December 31, 1999, a decrease of $34,575, or 2%, from the $1,853,276 for the twelve month period ended December 31, 1998.

ROYALTIES for the twelve month period ended December 31, 1999 increased $450,655, or 36% to $1,700,224 from $1,249,569 for the twelve month period ended December 31, 1998. The increase is attributable to a total of one hundred seventy-nine (179) franchised Microtel Inns in operation at December 31, 1999, compared to one hundred twenty-four (124) franchised Microtel Inns in operation at December 31, 1998. The Company receives all royalties on twenty-seven (27) Microtel Inns and on the remaining one hundred fifty-two (152) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250; and .5% of gross room revenues above 250 units. These royalties are pursuant to an Agreement by US Franchise Systems, Inc, and the Company.

In addition, the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel Inn properties and ten (10) "suite" properties and will receive the royalties when the facilities are opened and operating. However, the Company does not currently have the necessary working capital to undertake the development of these properties.

MANAGEMENT FEES for the twelve month period ended December 31, 1999 increased $911,751, or 104%, to $1,786,756, compared to management fees of $875,005 for the twelve month period ended December 31, 1998. The increase in management fees is due to an increase of managed hotels. The management fees are generally based on a percentage of gross revenues. The schedule of owned and managed hotels at December 31, 1999 and December 31, 1998 is summarized below:


                                                             DECEMBER 31, 1999         DECEMBER 31, 1998

                 Owned                                               25                        25
                 Managed with financial interest                     12                        12
                 Other managed                                       10                         6
                                                                    ---                      ----
                                                                     47                        43
                                                                     ==                       ===

Management fees of approximately $2,422,000 were generated by the owned hotels for the twelve month period ended December 31, 1999, and eliminated for consolidation purposes.

OTHER REVENUE for the twelve month period ended December 31, 1999 increased $2,978, or 2%, to $134,825 from $131,847 for the year ended December 31, 1998.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the twelve months ended December 31, 1999 was 36.7%, compared to 33.7% for the twelve months ended December 31, 1998. The increase is the result of undertaking operational steps to more effectively and efficiently manage the hotel properties.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $1,462,233 , or 39%, to $5,204,184 for year end December 31, 1999 from
$3,741,951 for the year ended December 31, 1998. The increase is primarily a result of the following: (1) professional fees increased as a result of Company growth, (2) payroll increased as a result of additional employees, and (3) rent expense.

INDIRECT OPERATING COSTS represents costs incurred by the Company which do not represent direct hotel or corporate expenses. In 1999, the Company incurred $443,896 due to employee severance and related costs, including investment banking fees. During 1998 the Company had $577,074 of indirect operating costs. The 1998 indirect operating costs represent a one time non-cash charge of $529,764 associated with warrants issued by the Company as a result of two $2.0 million notes issued by Hudson Hotels Trust. The remaining indirect operating costs are associated with corporate moving expenses associated with relocation to new office space.

LOSS ON ASSET VALUATION totaling $5,259,701 was recorded in 1998 as a result of the subsequent sale and disposition of assets in 1999. No corresponding loss was recognized in 1999.

DEPRECIATION AND AMORTIZATION for the twelve month period ended December 31, 1999 increased $404,520, or 7%, to $6,534,906 from $6,130,386 for the twelve month period ended December 31, 1998.

OTHER INCOME (EXPENSE) for the year ended December 31, 1999 decreased $6,449,822, or 34%, to $12,641,922 from $19,091,744 for the year ended December
31, 1998. The current year's expense includes $12,537,384 of interest expense, compared to $14,180,437 for the year ended December 31, 1998. The year ended December 31, 1999 expense also includes $610,523 for a loss on the disposition/writedown of assets (furniture and equipment) at three (3) owned properties. The furniture and equipment at these properties was replaced, and the undepreciated balances were eliminated. The year ended December 31, 1998 included losses incurred on a failed REIT of $4.8 million and a litigation settlement of $475,000 that were non-recurring charges.

EQUITY IN OPERATIONS OF AFFILIATES represents the net income earned from the Company's equity investment in various hotels. The income for the year ended December 31, 1999 decreased by $142,739 to $56,171, or 72%, from $198,910 for the year ended December 31, 1998.

INCOME TAXES - The provision for income taxes for December 31, 1999, was $-0-due to the Company's loss carryforward position. The provision for income tax for the twelve month period ended December 31, 1998 was $1,421,057, representing the elimination of deferred taxes provided prior to 1998.

EXTRAORDINARY GAIN - In 1999, the Company restructured a debt with one of its lenders, reducing the debt from $7.5 million to $3.2 million, incurring a gain on extinguishment of indebtedness of $4.3 million, less related costs for a net gain of $4,027,655.

NET INCOME/(LOSS) - As a result of the above factors, net income for the twelve month period ended December 31, 1999 was $264,543, compared to a net loss of $15,165,194 for the twelve month period ended December 31, 1998. The net income per common share - basic of $.02 for the twelve month period ended December 31, 1999, compared with a net loss per common share - basic of $2.86 for the twelve month period ended December 31, 1998.

TWELVE MONTHS ENDED DECEMBER 31, 1998, COMPARED TO THE TWELVE MONTH PERIOD ENDED DECEMBER 31, 1997:

Total operating revenues increased $18,908,541, or 49% to $57,639,638 for 1998 from $38,731,097 in 1997, reflecting changes in revenue categories and the inclusion of added properties for a longer period of time in 1998 than in 1997, as discussed below.

HOTEL OPERATIONS were $55,383,217 for the twelve months ended December 31, 1998, an increase of $18,460,321, or 50%, from $36,922,896 for the twelve months ended December 31, 1997. Hotel operations consisted of the following:


                                                                    TWELVE MONTHS ENDED

                                                        DECEMBER 31, 1998          DECEMBER 31, 1997
                                                        -----------------          -----------------

        Hotel room revenue                                 $47,231,157                $30,617,628
        Beach club revenue                                   1,396,984                  1,346,522
        Food and beverage revenue                            4,901,800                  3,565,646
        Other                                                1,853,276                  1,393,100
                                                          ------------              -------------

            Total                                          $55,383,217                $36,922,896
                                                           ===========                ===========

Hotel room revenues were $47,231,157 for the twelve month period ended December 31, 1998, an increase of $16,613,529, or 54%, from the $30,617,628 for the twelve month period ended December 31, 1997. The increase is a result of (i) the acquisition of nine (9) hotels on October 31, 1997 and, therefore, the Company only recognized revenues from these hotels for a portion of 1997 while the Company recognized revenues from these hotels for all of 1998, and (ii) the Company consolidating the operations of three (3) hotels acquired by a partnership (HH Bridge, L.P.) in which the Company had a 42% interest. The HH Bridge, L.P. Partnership Agreement states that in an event of default of certain obligations, the third parties have the right to acquire the Company's 41% limited partnership interest for $1. As a result of the Company's default as of December 31, 1998, of certain of these obligations, these third parties exercised their rights to acquire the Company's 41% limited partnership interest in HH Bridge, L.P. for $1 and as a result, the balance sheet has been deconsolidated at December 31, 1998.

Occupancy and average daily room rates for Company-owned hotels were 68.7% and $58.74, respectively, for the twelve month period ended December 31, 1998, compared to 65.2% and $56.51, respectively, for the twelve months ended December 31, 1997.

The Beach Club revenue relates to the operation of the Beach Club at the Seagate Hotel and Beach Club, which was $1,396,984 for the twelve month period ended December 31, 1998, an increase of $50,462, or 4%, from $1,346,522 for the twelve month period ended December 31, 1997, as a result of an increase in new member dues (initiation fees).

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

Other revenues were $1,853,276 for the twelve month period ended December 31, 1998, an increase of $460,176, or 33%, from the $1,393,100 for the twelve month period ended December 31, 1997, as a result of the acquisition of nine (9) hotels on October 31, 1997; therefore, the Company only recognized revenues from these hotels for a portion of 1997. Additionally, the Company consolidated the three (3) hotels (HH Bridge, L.P.) on August 14, 1998, which added to the revenues for 1998.

ROYALTIES for the twelve month period ended December 31, 1998 increased $492,522, or 65% to $1,249,569 from $757,047 for the twelve month period ended December 31, 1997. The increase is attributable to a total of one hundred twenty-four (124) franchised Microtel Inns in operation at December 31, 1998, as opposed to sixty-two (62) franchised Microtel Inns in operation at December 31, 1997. The Company receives all royalties on twenty-eight (28) Microtel Inns and on the remaining ninety-six (96) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250; and
 .5% of gross room revenues above 250 units.

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

MANAGEMENT FEES for the twelve month period ended December 31, 1998 increased $73,948, or 9%, to $875,005, compared to management fees of $801,057 for the twelve month period ended December 31, 1997. The increase in management fees is primarily due to increased gross revenues at hotels managed by the Company, as management fees are generally based on a percentage of gross revenues. The schedule of owned and managed hotels at December 31, 1998, is summarized below:



                                                             DECEMBER 31, 1998          DECEMBER 31, 1997
                                                             -----------------          -----------------

                 Owned                                               25                        26
                 Managed with financial interest                     12                        10
                 Other managed                                        6                         5
                                                                   ----                      ----
                                                                     43                        41
                                                                     ==                       ===

Management fees of approximately $2,735,524 were generated by the owned hotels for the twelve month period ended December 31, 1998, which were eliminated for consolidation purposes.

OTHER REVENUE for the twelve month period ended December 31, 1998 decreased $118,250, or 47% to $131,847 from $250,097 for the year ended December 31, 1997.
This is primarily the result of non-recurring fees received in 1997 for the construction of one (1) hotel, the gain from the sale of real estate and franchise placement fees.

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

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $1,124,793, or 43% to $3,741,951 from $2,617,158 for the year ended December 31,
1998. The increase is primarily a result of the following: (1) professional fees increased as a result of Company growth, (2) payroll expense increased as a result of pay increases, and the addition of employees, and (3) rent expense associated with leasing new office space.

INDIRECT OPERATING COSTS represents costs incurred by the Company which do not represent direct hotel or corporate expenses. During 1998, the Company had $577,074 of indirect operating costs, a decrease of $648,714, or 53%, from the prior year. The 1998 indirect operating costs represent a one time non-cash charge of $529,764 associated with warrants issued by the Company and valued as a result of two $2.0 million notes issued by Hudson Hotels Trust. The remaining indirect operating costs are associated with corporate moving expenses associated with relocation to new office space. The 1997 indirect operating costs consisted primarily of a non-cash charge of $835,118 for consulting expenses related to investor relations services. This amount was written off in 1997, as its expected future value appeared minimal. The remaining indirect operating costs in 1997 are comprised of costs relating to the acquisition of nine (9) Hampton Inns and write-offs of several development expenditures which the Company will no longer pursue.

LOSS ON ASSET VALUATION totaling $5,259,701 was recorded in 1998 as a result of the subsequent sale and disposition of assets in 1999.

DEPRECIATION AND AMORTIZATION for the twelve month period ended December 31, 1998 increased $2,033,625, or 50%, to $6,130,386 from $4,096,761 for the twelve month period ended December 31, 1997. The increase is a result of depreciation charges for a full year in 1998 related to the acquisition of nine (9) hotels on October 31, 1997 and depreciation charges for three (3) hotels consolidated from August 14, 1998 to December 31, 1998.

OTHER INCOME (EXPENSE) for the year ended December 31, 1998 increased $10,258,133, or 116%, to $19,091,744 from $8,833,611 for the year ended December
31, 1997. The increase is primarily the result of incurring additional debt for the acquisition of nine (9) hotels on October 31, 1997 and three (3) HH Bridge, L.P. hotels consolidated by the Company since August 14, 1998. Of the $14,180,437 in total interest expense, 61% relates to the mortgages on the hotels acquired or consolidated by the Company in 1996, 1997 and 1998. The remaining amount represents interest on the Company's outstanding convertible debentures, mezzanine financing, notes payable relating to purchase of hotels, Tonawanda bond issue and line of credit. In addition, the Company had a litigation settlement totaling $475,000 and non-recurring charges totaling $4,838,872.

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

NET INCOME/LOSS - As a result of the above factors, net loss increased $13,273,440, or 702%, from the twelve month period ended December 31, 1997 to a net loss of $15,165,194 for the twelve month period ended December 31, 1998. The net loss per common share - basic of $2.86, compared with a net loss per common share - basic of $.40 for the twelve month period ended December 31, 1997.

CAPITAL RESOURCES AND LIQUIDITY

In December 1998 and the first quarter of 1999, the Company sold certain assets and used the proceeds thereof for working capital purposes. Those actions constituted a default under its $35mm Mezzanine Loan. In April, 1999, the Company entered into an Agreement with the holder of its Mezzanine Loan pursuant to which the holder agreed to forbear from exercising its rights and remedies as a result of those defaults until April 11, 2000. A condition of the forbearance is that the Company repay a total of $5,508,567 on April 11, 2000. The Company did not have the capital reserves to make this payment.

When the forbearance period ended on April 11, 2000, the lender, Nomura Asset Capital Corporation, seized the cash in the mezzanine cash collateral accounts amounting to $1,504,120. Although not required under the mezzanine loan agreement to do so, on April 12, 2000 Nomura released $1,504,120 to the Company for its immediate operating needs. All future receipts are also required to be deposited into these cash collateral accounts, and if Nomura does not agree to release funds to cover operating expenditures, the Company will be unable to continue operations.

RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, is negotiating to purchase the mezzanine debt from Nomura. If it is able to do so, the Company anticipates that the forbearance agreement will be extended for one year. This would ensure that the Company will continue to receive operating cash for the cash collateral account, however, there can be no assurance that this will occur.

Equity Inns, LP is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,634,052.23. During 1999, the Company defaulted in payments of principal under that Note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the Note. Equity Inns is entitled to take 2,000,000 shares of common stock of Hudson Hotels Corporation which were pledged as security for the Note.

Oppenheimer Convertible Securities Fund is the holder of the Company's $3,000,000 Convertible Debenture, due April 15, 2000. This Note results from the recasting in July 1999 of the Company's prior Debenture to Oppenheimer in the amount of $7,500,000. The Company does not have the capital resources to pay the current Debenture at maturity.

In 1998, Hudson Hotels Trust executed a Promissory Note in the amount of $2,000,000, which is currently in default. The Company pledged 666,666 shares of common stock as security for repayment of the Note. The holder has sued both Hudson Hotels Trust and the Company for repayment of the principal; the Company has denied liability for repayment, and summary judgment against the Company was denied by the court. The Noteholder has filed notice of appeal. There can be no assurance as to the outcome of this lawsuit.

There can be no assurances that the Company's restructuring efforts will be successful, or that its lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to meet its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

At December 31, 1999, the Company had a $400,000 working capital demand note with a commercial bank, which bears interest at a rate of prime plus 1 1/2%. Amounts borrowed are collateralized by land. At December 31, 1999, $400,000 was borrowed under the terms of this agreement.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. In its property-owning subsidiaries, all cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. Cash is further trapped at the corporate level to pay mezzanine loan obligations. The balances held in escrow on December 31, 1999 and 1998 were $3,847,208 and $3,013,617, respectively.

Net cash flows from operating activities increased $3,382,421 to $4,014,447 for the year ended December 31, 1999 from $632,026 for the year ended December 31, 1998. The net increase is primarily the result of losses generated as a result of non-recurring charges in 1998.

Net cash flows used in investing activities increased $421,529 for the year ended December 31, 1999, to $2,467,536, compared to $2,046,008 for the year ended December 31, 1998. The increase in cash used is primarily a result of an increase in restricted cash and increased purchases of property and equipment.

Net cash flows used in financing activities for the year ended December 31, 1999 was $1,809,052, compared to net cash provided by financing activities of $2,494,826 for the year ended December 31, 1998. The net decrease of $4,303,878 is a result of $4,000,000 of proceeds received from debt borrowings in 1998. There were no additional borrowings in 1999.

EBITDA decreased by $1,155,707, or 7%, to $15,449,158 during the twelve months ended December 31, 1999; compared to $16,604,865 for the twelve months ended December 31, 1998. EBITDA is defined as total operating revenues less direct, corporate and indirect operating costs. The decrease was primarily due to the increase in corporate overhead costs for 1999. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company is not aware of any pronouncements which would have a material adverse effect on the Company's liquidity, financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following tables summarize the financial instruments held by the Company at December 31, 1999, which are sensitive to changes in interest rates. At December 31, 1999, approximately 28% of the Company's debt and capital lease obligations are subject to changes in market interest rates and are sensitive to those changes. The Company currently has no derivative instruments to offset the risk of interest rate changes. In the future, the Company may choose to use derivative instruments, such as interest rate swaps to manage the risk associated with interest rate changes.

The following table presents principal cash flows for debt outstanding at December 31, 1999, by maturity date and the related average interest rate.

For fixed rate debt obligations, the table presents principal cash flows and related weighted-average interest rates by expected maturity date and contracted interest rates at December 31, 1999. For variable rate debt obligations, the table presents principal cash flows by expected maturity date and contracted interest rates at December 31, 1999.

(In thousands, except percentages)    2000         2001        2002       2003       2004     THEREAFTER      TOTAL
                                      ----         ----        ----       ----       ----     ----------      -----

Long-term debt:
Fixed rate                            8,977         1,304       1,394       1,522     1,638        76,953      91,788
Weighted-average interest rate         12.91%       8.69%       8.75%      8.76%     8.77%          8.90%      --
Variable rate                        35,000            --          --         --        --             --      35,000
Weighted-average interest rate          12.53%          --          --        --         --           --         --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                         TOGETHER WITH AUDITORS' REPORTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Hudson Hotels Corporation and Subsidiaries:

We were engaged to audit the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows of Hudson Hotels Corporation and its subsidiaries at December 31, 1999 and 1998, and for each of the years in the three year period ended December 31, 1999. These financial statements are the responsibility of the Company's management.

As discussed in Note 2, the Company is in default of certain provisions of its debt agreements. It negotiated a forbearance agreement which expired April 11, 2000, and the lender is now demanding payment, which the Company does not have the financial resources to make.

Since the uncertainty related to this issue is so pervasive to the financial statements, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on these financial statements.

/s/ PriceWaterhouseCoopers, LLP

Rochester, New York

March 24, 2000, except as to the information in Note 2 as to which the date is April 12, 2000

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------

ASSETS                                                              1999               1998
------                                                              ----               ----

CURRENT ASSETS:
     Cash and cash equivalents                               $ 1,489,438        $ 1,751,580
     Cash - restricted                                         3,847,208          3,013,617
     Accounts receivable - trade                                 992,505            931,212
     Prepaid expenses and other                                1,441,892          1,356,730
                                                            ------------       ------------

TOTAL CURRENT ASSETS                                           7,771,043          7,053,139

INVESTMENTS IN PARTNERSHIP INTERESTS                           1,591,283          1,781,218

LAND AND REAL ESTATE DEVELOPMENT                                 780,822          2,430,880

PROPERTY AND EQUIPMENT, NET                                  121,728,780        124,434,369

OTHER ASSETS                                                   6,339,628          6,976,612
                                                            ------------       ------------

TOTAL ASSETS                                                $138,211,556       $142,676,218
                                                            ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Lines of credit                                       $     400,000       $    400,000
     Current portion of long-term debt                        43,976,515          6,017,698
     Accounts payable - trade                                  1,376,111          1,112,851
     Other accrued expenses                                    6,337,369          6,026,744
                                                            ------------       ------------

TOTAL CURRENT LIABILITIES                                     52,089,995         13,557,293

LONG-TERM DEBT                                                82,811,199        128,039,543

DEFERRED REVENUE - LAND SALE                                     185,055            185,055

LIMITED PARTNERS' INTEREST IN

   CONSOLIDATED PARTNERSHIP                                    1,060,613          1,060,581

SHAREHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock                                                 295                295
     Common stock                                                  6,507              5,743
     Additional paid-in capital                               21,966,221         19,873,260
     Accumulated deficit                                     (19,867,078)       (20,004,301)
                                                            -------------      -------------

                                                               2,105,945           (125,003)
     Less:  10,000 shares of common stock
               in treasury, at cost                              (41,251)           (41,251)
                                                            ------------       -------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                        2,064,694           (166,254)
                                                            ------------       -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)     $138,211,556       $142,676,218
                                                            ============       ============

The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

-------------------------------------------------------------------------------

OPERATING REVENUES:                                                 1999              1998             1997
                                                                    ----              ----             ----

     Hotel operations                                           $47,649,564       $55,383,217      $36,922,896
     Management fees                                              1,786,756           875,005          801,057
     Royalties                                                    1,700,224         1,249,569          757,047
     Other                                                           134,825          131,847          250,097
                                                                ------------     ------------     ------------

TOTAL OPERATING REVENUES                                         51,271,369        57,639,638       38,731,097

OPERATING COSTS AND EXPENSES:
     Direct                                                      30,174,131        36,715,748       24,808,798
     Corporate                                                    5,204,184         3,741,951        2,617,158
     Indirect operating costs                                       443,896           577,074        1,225,788
     Loss on asset valuation                                             --         5,259,701               --
     Depreciation and amortization                                6,534,906         6,130,386        4,096,761
                                                                -----------       -----------     ------------
     Total operating costs and expenses                          42,357,117        52,424,860       32,748,505
                                                                                  -----------     ------------

     Income from operations                                       8,914,252         5,214,778        5,982,592
                                                                -----------       -----------     ------------

OTHER INCOME (EXPENSE):
     Interest income                                                293,632           328,042           194,755
     Interest expense                                           (12,537,384)      (14,180,437)       (9,028,366)
     Settlement of litigation                                            --          (475,000)              --
     Non-recurring costs                                            212,353        (4,838,872)              --
     Gain/(Loss) on sale/disposition of property and equipment     (610,523)           74,523               --
                                                                ------------      -----------     ------------

TOTAL OTHER (EXPENSE)                                           (12,641,922)      (19,091,744)       (8,833,611)
                                                                ------------      ------------    ------------
     (Loss) before income taxes, minority interest,
        equity in operations of affiliates and
        extraordinary gain                                       (3,727,670)      (13,876,966)       (2,851,019)

(PROVISION)/BENEFIT FOR INCOME TAXES                                       --      (1,421,057)        1,000,849
                                                                -------------     ------------     -----------
     (Loss) before minority interest, equity in operations
         of affiliates and extraordinary gain                    (3,727,670)      (15,298,023)       (1,850,170)

MINORITY INTEREST                                                   (91,613)          (66,081)         (107,419)
EQUITY IN OPERATIONS OF AFFILIATES                                   56,171           198,910            65,835
                                                                -----------       -----------      -----------

(LOSS) BEFORE EXTRAORDINARY GAIN                                 (3,763,112)      (15,165,194)     $ (1,891,754)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                      4,027,655                --                --
                                                                -----------       ------------     ------------

NET INCOME/(LOSS)                                               $   264,543      $(15,165,194)     $ (1,891,754)
                                                                ===========      =============     ============

NET INCOME/(LOSS) PER COMMON SHARE
     BASIC AND DILUTED

LOSS BEFORE EXTRAORDINARY GAIN                                      $(.62)            $(2.86)            $ (.40)
EXTRAORDINARY GAIN                                                    .64                 --                --
                                                                    ------              ----             ------
NET INCOME/(LOSS)                                                    $ .02            $(2.86)            $ (.40)
                                                                     =====            =======            ======


The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY) FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

-------------------------------------------------------------------------------

                                              SERIES A       ADDITIONAL                        ADDITIONAL
                                             PREFERRED     PAID-IN CAPITAL      COMMON       PAID-IN CAPITAL
                                               STOCK          PREFERRED          STOCK           COMMON
                                               -----          ---------          -----           ------

BALANCE, DECEMBER 31, 1996                        $295     $1,560,705            $4,788     $14,394,040

     Net Loss 1997                                  --             --                --               --
     Purchase of treasury stock                     --             --                --               --
     Exercise of stock options                      --             --               233        1,046,855
     Issuance of common stock and options
     for investor relation services                 --             --               145          834,973
     Cash dividends paid on preferred stock         --             --                --              --
                                              --------    -----------------   -----------   -----------------

BALANCE, DECEMBER 31, 1997                         295      1,560,705             5,166       16,275,868

     Net Loss 1998                                  --             --                --               --
     Sale of common stock                           --             --               333          999,667
     Issuance of common stock to                    --             --                40           67,460
       employees and consultants
     Settlement of lawsuit                          --             --               200          424,800
     Exercise of options                            --             --                 4           14,996
     Cash dividends paid on preferred stock         --             --                --               --
     Other                                          --             --                --          529,764
                                              --------    ------------       -----------    -------------


BALANCE, DECEMBER 31, 1998                         295      1,560,705             5,743        18,312,555

     Net Income 1999                                --             --                --               --
     Issuance of common stock                       --             --               699        2,041,838
     Issuance of stock as compensation              --             --                65           51,123
     Cash dividends paid on preferred stock         --             --                                 --
                                               -------    -----------------    ----------   -----------------

BALANCE, DECEMBER 31, 1999                        $295     $1,560,705            $6,507      $20,405,516
                                                  ====     ==========            ======     ============

                                                WARRANTS         ACCUMULATED     TREASURY
                                               OUTSTANDING         DEFICIT         STOCK               TOTAL
                                               -----------         -------         -----               -----
BALANCE, DECEMBER 31, 1996                         $ 50,000    $(2,692,713)        $      --     $13,317,115

     Net Loss 1997                                       --     (1,891,754)               --      (1,891,754)
     Purchase of treasury stock                          --             --           (41,251)        (41,251)
     Exercise of stock options                           --             --                 --      1,047,088
     Issuance of common stock and options
     for investor relation services                      --             --                 --        835,118
     Cash dividends paid on preferred stock              --       (127,320)                --       (127,320)
                                              -------------   -------------   ----------------   ------------

BALANCE, DECEMBER 31, 1997                           50,000     (4,711,787)          (41,251)    13,138,996

     Net Loss 1998                                       --    (15,165,194)               --     (15,165,194)
     Sale of common stock                                --             --                --      1,000,000
     Issuance of common stock to                         --             --                --         67,500
       employees and consultants
     Settlement of lawsuit                          (50,000)            --                --        375,000
     Exercise of options                                 --             --                --         15,000
     Cash dividends paid on preferred stock              --       (127,320)               --       (127,320)
     Other                                               --             --                --        529,764
                                              -------------   ----------------    --------------  -----------

BALANCE, DECEMBER 31, 1998                                0     (20,004,301)         (41,251)      (166,254)

     Net Income 1999                                     --        264,543                --        264,543
     Issuance of common stock                            --             --                --      2,042,537
     Issuance of stock as compensation                   --             --                --         51,188
     Cash dividends paid on preferred stock              --       (127,320)               --       (127,320)
                                              -------------   -------------   ----------------  ------------

BALANCE, DECEMBER 31, 1999                     $          0   $(19,867,078)      $   (41,251)   $ 2,064,694
                                               ============   =============      ============   ===========

The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                           1999             1998           1997
                                                                ----             ----           ----

NET INCOME (LOSS)                                             $ 264,543      $(15,165,194)    $(1,891,754)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Deferred tax provision                                              --        1,387,926      (1,010,478)
  Depreciation and amortization                                6,534,906        6,130,386       4,096,761
  Loss on asset valuation                                             --        5,259,701              --
  Non-cash expenses                                                   --          972,264         835,118
  Loss (Gain) on sale of assets                                  610,523          (74,523)        (28,812)
  Non-cash extraordinary gain on debt extinguishment          (4,027,655)              --              --
  Bad debt expense                                                49,196               --         167,163
  Minority interest                                               91,613           66,081         107,419
  Equity in operations of affiliates                             (56,171)        (198,910)        (65,835)
  Cash collected on installment sale                                  --          454,546         288,112
(Increase) decrease in assets:
    Accounts receivable - trade                                 (110,489)         (33,334)       (454,886)
    Prepaid expenses and other                                    84,096         (316,764)        (35,126)
Increase (decrease) in liabilities:
      Accounts payable                                           263,260         (281,609)       (465,136)
      Other accrued expenses                                     310,625        2,431,456         756,173
                                                              ----------        ---------     -----------
         Net cash provided by operating activities            $4,014,447          632,026       2,298,719
                                                              ----------       ----------      ----------

The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

------------------------------------------------------------------------------

                                                                        1999             1998            1997
                                                                        ----             ----            ----

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of hotels                                                         --               --       (47,148,504)
    Acquisition of land/real estate development                                --         (101,940)          (85,054)
    Cash collected on sale of assets                                    1,650,058        2,188,625           399,659
    Change in restricted cash                                            (833,591)         450,311        (1,948,049)
    Capital contribution to unconsolidated partnership interests           (8,750)              --                --
    Collection on non-affiliate mortgage                                       --           38,000                --
    Change in non-affiliates accounts and notes receivable                (66,830)          78,180            29,049
    Purchase of equipment                                              (3,209,421)      (2,056,524)       (2,595,035)
    Purchase of partnership interest                                           --       (3,556,837)               --
    Change in other assets                                                (90,625)         384,477           (11,937)
    Deposits                                                              (60,806)         450,000          (343,034)
    Change in affiliate accounts receivable                              (102,428)        (202,039)          125,188
    Capital distributions from unconsolidated partnership interests       254,856          281,739           163,577
                                                                     ------------     ------------    --------------

          Net cash (used in) investing activities                      (2,467,537)      (2,046,008)      (51,414,140)
                                                                     -------------     ------------     -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

     Financing costs                                                           --               --        (1,154,545)
          Proceeds of borrowings                                               --        4,000,000        51,884,052
          Repayment of mortgages                                       (1,590,150)      (1,935,267)       (3,483,680)
          Distributions to limited partners                               (91,582)        (145,050)         (108,092)
          Proceeds from stock options exercised                                --           15,000         1,047,088
          Dividends paid                                                 (127,320)        (127,320)         (127,320)
          Proceeds from sale of common stock                                   --        1,000,000                --
          Borrowings on line of credit, net                                      --       (312,537)          712,537
     Purchase of treasury stock                                                 --              --           (41,251)
                                                                     -------------   -------------    ---------------

          Net cash provided by / (used in) financing activities        (1,809,052)       2,494,826        48,728,789
                                                                     -------------       ---------       -----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (262,142)       1,080,844          (386,632)

 CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        1,751,580          670,736         1,057,368
                                                                     ------------     ------------       -----------

 CASH AND CASH EQUIVALENTS - END OF PERIOD                            $ 1,489,438       $1,751,580       $   670,736
                                                                      ===========       ==========       ===========

 OTHER INFORMATION:
 Cash paid during the period for:
    Interest                                                          $12,427,419      $14,152,439        $8,747,412
    Income taxes                                                               --          $40,690      $     31,693
 Non-cash financing and investing activities
    Issuance of 666,666 shares of common stock upon
    conversion of convertible subordinated debentures                  2,000,000               --                --
 Capital lease obligation                                                348,276               --                --

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

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

In 1995, the Company entered into an agreement with US Franchise Systems, Inc. ("USFS") pursuant to which USFS purchased worldwide franchising and administration for the Microtel hotel chain (the "USFS Agreement"). Following this transaction, the Company ceased its franchising activities. Although the agreement was entitled Joint Venture Agreement, the transaction was structured as an outright sale of the Company's franchising rights. The Company is entitled to receive royalty payments from properties franchised by USFS at the rate of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250 and .5% of gross room revenues for all hotels in excess of 250.

As a result of the sale of its franchising system pursuant to the USFS Agreement, the Company has focused its efforts on development, acquisition and management of various hotel products, including Microtel Inns. During 1996, 1997 and 1998, the Company embarked upon a significant expansion and development program, including several acquisitions and development of five (5) Microtel Inns through a joint venture partnership.

2.       DEFAULT OF CERTAIN DEBT INSTRUMENTS:

In December 1998 and the first quarter of 1999, the Company sold certain assets and used the proceeds thereof for working capital purposes. Those actions constituted a default under its $35mm Mezzanine Loan. In April, 1999, the Company entered into an Agreement with the holder of its Mezzanine Loan pursuant to which the holder agreed to forbear from exercising its rights and remedies as a result of those defaults until April 11, 2000. A condition of the forbearance is that the Company repay a total of $5,508,567 on April 11, 2000. The Company did not have the capital reserves to make this payment.

When the forbearance period ended on April 11, 2000, the lender, Nomura Asset Capital Corporation, seized the cash in the cash collateral accounts amounting to $1,504,120. Although not required under the mezzanine loan agreement to do so, on April 12, 2000, Nomura released $1,504,120 to the Company for its immediate operating needs. All future receipts are also required to be deposited into these cash collateral accounts, and if Nomura does not agree to release funds to cover operating expenditures, the Company will be unable to continue operations.

RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, is negotiating to purchase the mezzanine debt from Nomura. If it is able to do so, the Company anticipates that the forbearance agreement will be extended for one year.

Equity Inns, LP is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,634,052.23. During 1999, the Company defaulted in payments of principal under that Note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the Note. Equity Inns is entitled to take 2,000,000 shares of common stock of Hudson Hotels Corporation which were pledged as security for the Note.

Oppenheimer Convertible Securities Fund is the holder of the Company's $3,000,000 Convertible Debenture, due April 15, 2000. In addition to the principal, the Company is three months in arrears in payment of interest on the Debenture. This Debenture results from the recasting in July 1999 of the Company's prior Debenture to Oppenheimer in the amount of $7,500,000. The Company does not have the capital resources to pay the current Debenture at maturity.

In 1998, Hudson Hotels Trust executed a Promissory Note in the amount of $2,000,000, which is currently in default. The Company pledged 666,666 shares of common stock as security for repayment of the Note. The holder has sued both Hudson Hotels Trust and the Company for repayment of the principal; the Company has denied liability for repayment, and summary judgment against the Company was denied by the court. The Noteholder has filed notice of appeal. There can be no assurance as to the outcome of this lawsuit.

During 1999 and the first quarter of 2000, the Company has taken a number of steps to reduce its corporate overhead and return the Company to profitability. The Chief Financial Officer of the Company resigned as of September 1, 1999, and the Company's President resigned as of March 1, 2000. In addition, the Chief Accounting Officer left the Company in February 2000 to pursue other opportunities. The company currently plans to use existing personnel to fulfill the duties of these departed officers.

During 1999, the Company's stock was removed from The Nasdaq National Market and listed on The Nasdaq SmallCap Market because of the reduction of its shareholders' equity, resulting from losses recognized in 1998. The Company was notified by Nasdaq-Amex Market Group on February 11, 2000 that unless the bid price of its stock was greater than or equal to $1.00 for ten consecutive trading days before May 11, 2000, then its stock will be delisted from the Nasdaq SmallCap Market on May 15, 2000. There can be no assurance that the Company's stock will trade at or above $1.00 for the requisite period for the Company to avoid delisting.

The Company intends to continue to pursue the restructuring of its debt obligations to eliminate the existing defaults and permit repayment within the projected cash flow capabilities of the Company. There can be no assurance that the Company's restructuring efforts will be successful, or that its lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached, it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to meet its future principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

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

INVESTMENTS IN PARTNERSHIP INTERESTS

The Company owns or owns equity interests, either as a general or limited partner, in entities that own hotel properties or real estate.

Income and losses of controlled partnerships are allocated to the Company according to the terms of each partnership agreement.

CASH AND CASH EQUIVALENTS

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks with original maturities of less than three (3) months. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

RESTRICTED CASH

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, tax, insurance and capital asset reserve. A substantial portion of the escrowed cash funds is released several times monthly for application against current liabilities.

ACCOUNTS RECEIVABLE - TRADE

Accounts Receivable - Trade represents billed receivables to hotel entities for management services and royalties due from hotel room revenues. At December 31, 1999 and 1998, $121,687 and $72,952, respectively, represents amounts due from entities in which the Company has a minority interest.

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

Property and equipment consists of the following at December 31,

                                                 1999               1998
                                                 ----               ----

    Land and land improvements               $18,098,693       $ 16,283,653
    Building and building improvements        99,380,352         98,656,047
    Furniture and equipment                   18,774,351         18,813,802
                                            ------------        -----------

                                             136,253,396        133,753,502
    Less - accumulated depreciation          (14,524,616)        (9,319,133)
                                            -------------     --------------

    Net                                     $121,728,780       $124,434,369
                                            ============       ============

For financial reporting purposes, depreciation is computed using the straight-line method for building and accelerated methods for furniture and equipment over the following estimated useful lives:


      Building and building improvements                     7-40 years
      Furniture and equipment                                 3-7 years

The Company reviews quarterly its properties in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flows. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. In the fourth quarter of 1998 the Company recognized an impairment loss of $1,818,211 in relation to five (5) parcels of undeveloped land that were sold in the first quarter of 1999. Additionally, a charge of $3,441,490 was recognized from the loss of the Company's limited partnership interest in HH Bridge, L.P.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Given the Company's current financial position, it is not practical to determine the fair value of its financial instruments.

DEFERRED FINANCING COSTS

Costs incurred to acquire financing are being amortized over the estimated term of the related financing. Accumulated amortization was $1,154,206 and $562,465 as of December 31, 1999 and 1998, respectively.

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

Royalty fee revenue is based on gross room revenues and franchises open under the USFS Agreement and recognized as earned.

Management fee revenue is recognized monthly as the services are performed in accordance with the terms of the management contracts and is generally based on a percentage of the managed property's revenue plus monthly charges for accounting, marketing, and payroll fees.

BEACH CLUB

As a result of the acquisition of the Seagate Hotel and Beach Club, the Beach Club operation was valued at $3,206,531, based on an independent appraisal. Amortization is provided using the straight-line method over the twenty (20) year estimated useful life of the asset. Accumulated amortization is $547,782 and $387,456 as of December 31, 1999 and 1998, respectively.

EARNINGS PER SHARE

The Company calculates earning per share ("EPS") in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, which requires dual presentation of basic EPS and diluted EPS. Basic EPS is computed as net earnings, less preferred stock dividends, divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects dilution that could occur from common shares issuable through stock options, convertible subordinated debentures and convertible preferred stock.


                     BASIC AND DILUTED                                        1999                   1998                   1997
                     -----------------                                        ----                   ----                   ----
Loss before extraordinary gain applicable to common stock:
     Net (loss) before extraordinary gain                                $ (3,763,112)          $(15,165,194)          $ (1,891,754)
     Deduct preferred stock dividends paid                                   (127,320)              (127,320)              (127,320)
                                                                         ------------           ------------           ------------

Net (loss) applicable to common stock before extraordinary gain          $ (3,890,432)          $(15,292,514)          $ (2,019,074)
                                                                         ============           ============           ============

Weighted average number of common shares outstanding                        6,273,268              5,353,078              4,996,694
                                                                         ============           ============           ============

LOSS PER SHARE BEFORE EXTRAORDINARY GAIN                                 $       (.62)          $      (2.86)          $       (.40)
                                                                         ============           ============           ============
Extraordinary gain:
     Extraordinary gain                                                  $  4,027,655                   --                     --
                                                                         ============           ============           ============

     Weighted average number of common shares outstanding                   6,273,268              5,353,078              4,996,694
                                                                         ============           ============           ============

EXTRAORDINARY GAIN                                                       $        .64                   --                     --
                                                                         ============           ============           ============

NET INCOME/(LOSS)                                                        $    264,543           $(15,165,194)          $ (1,891,754)

     Deduct preferred stock dividends paid                                   (127,320)              (127,320)              (127,320)
                                                                         ------------           ------------           ------------

     Net income (loss) applicable to common shareholders                 $    137,223           $(15,292,514)          $ (2,019,074)
                                                                         ============           ============           ============

     Weighted average number of common shares outstanding                   6,273,268              5,353,078              4,996,694
                                                                         ============           ============           ============

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                            $        .02           $      (2.86)          $       (.40)
                                                                         ============           ============           ============


The exercise of outstanding stock options, convertible subordinated debenture and convertible preferred stock were not included in some of the calculations of diluted EPS, as their effect would be anti-dilutive. Unexercised stock options/warrants to purchase 1,893,467; 1,959,092; and 1,751,667 shares of the Company's common stock during the years ended December 31, 1999, 1998 and 1997, respectively, were not included in the computations of diluted EPS because the prices were greater than the average market price of the Company's stock or the addition of the options and warrants are considered antidilutive.

The Company did not include the conversion of convertible preferred stock and convertible subordinated debentures totaling 1,961,390; 1,961,390; and 1,294,723 shares of the Company's common stock in the calculation of EPS because the addition is considered antidilutive for the years ended December 31, 1999, 1998 and 1997, respectively.

RECLASSIFICATIONS

Certain account balances at December 31, 1998 and 1997, were reclassified to conform to account classifications used by the Company at December 31, 1999. These changes had no effect on reported results of operations or financial position.

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

4.      SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS:

The following is a summary of condensed financial information for the unconsolidated partnerships that the Company does not control for the partnerships years ended December 31, 1999, 1998 and 1997.


                                                     1999                    1998                 1997
                                                     ----                    ----                 ----
Property and equipment, net of
  accumulated depreciation                      $ 56,406,107           $ 57,248,847           $ 29,943,215
Current assets                                     4,629,600              3,495,286              2,925,293
Other assets                                       1,000,538              1,088,155                938,340
                                                ------------           ------------           ------------

  TOTAL ASSETS                                  $ 62,036,245             61,832,288             33,806,848
                                                ------------           ------------           ------------

Mortgage and notes payable - current              18,834,325                550,524                302,732
Other current liabilities                          2,090,728              2,429,449                712,866
Mortgage and note payable - noncurrent            25,844,367             43,614,917             25,056,584
                                                ------------           ------------           ------------

  TOTAL LIABILITIES                               46,769,420             46,594,890             26,072,182
                                                ------------           ------------           ------------

NET ASSETS                                      $ 15,266,825           $ 15,237,398           $  7,734,666
                                                ============           ============           ============

  COMPANY'S SHARE                               $  1,164,932           $  1,781,218           $  1,781,621
                                                ============           ============           ============

Net revenues                                      24,047,799             17,794,838             12,387,125
Operating expenses                               (14,682,991)           (10,984,777)            (7,192,947)
                                                ------------           ------------           ------------

Income from operations                             9,364,808              6,810,061              5,194,178
Other income (expense), net                       (6,891,582)            (5,546,368)            (4,228,999)
                                                ------------           ------------           ------------

NET INCOME                                      $  2,473,226           $  1,263,693           $    965,179
                                                ============           ============           ============

  COMPANY'S SHARE                               $     56,171           $    198,910           $     65,835
                                                ============           ============           ============


5.      LAND AND REAL ESTATE DEVELOPMENT:

Real estate held for development or sale is summarized as follows at December
31:


                                         1999                 1998
                                         ----                 ----
Cost of land                        $   780,822          $ 3,610,592
Capitalized costs                          --                638,499
                                    -----------          -----------
Total real estate                       780,822            4,249,091
Less:  Valuation allowance                 --             (1,818,211)
                                    -----------          -----------
Total                               $   780,822          $ 2,430,880
                                    ===========          ===========

The Company reviews quarterly its land and real estate development in accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets" to determine if its carrying costs will be recovered from future operating cash flow. As a result of the sale of five (5) parcels of land in February 1999, the Company recognized a loss in 1998 on asset valuation.

6.      LINE OF CREDIT:

The Company has a working capital demand note with a commercial bank, with an interest rate of prime plus 1 1/2%, for a total of $400,000. The amount borrowed is collateralized by land in Tonawanda, New York.

7.      DEBT:

Long-term debt consists of the following at December 31:


                                                                                             1999              1998
                                                                                             ----              ----
Mortgage payable to Nomura Asset Capital Corporation, by HH Properties-I, Inc.,
a wholly owned subsidiary dated November 27, 1996, due in monthly installments of $477,257, including principal and interest at 9.19% over a 25-year period. In
2008, the interest rate recasts at no less than 14.19%. The mortgage is collateralized by all of the assets of HH Properties-I, Inc., one of the
Company's indirect wholly-owned hotel subsidiaries.                                     $54,244,191      $54,884,544

Mortgage payable to Nomura Asset Capital Corporation, by HH Properties-II, Inc.,
a wholly owned subsidiary, dated October 31, 1997, due in monthly installments of $239,147, including principal and interest at 8.38% over a 25 year period. In
2007, the interest rate recasts at no less than 13.38%. The mortgage is collateralized by all of the assets of HH Properties-II, Inc., one of the
Company's indirect wholly-owned hotel subsidiaries.                                      29,267,808       29,640,847

Mezzanine note payable to Nomura Asset Capital Corporation, dated November 27,
1996, payable in monthly installments of interest only at LIBOR plus 6%. On
October 31, 1997, the Company borrowed an additional $18.0 million at LIBOR plus
6% interest only. As part of the additional borrowing, the Company and the lender agreed to pay monthly installments of interest only in year one and two, at an interest rate of LIBOR plus 6% and additionally $583,333 monthly of
minimum   principal  in  years  three  through  five.  This  note  is
collateralized by substantially  all assets of the Company.  The note                     35,000,000      35,000,000
was due April 11, 2000.  (See Note 2.)

18.75% convertible subordinated debenture is due April 15, 2000.
(See Note 2.)                                                                              3,164,063       7,500,000


$2.0 million note due April 30, 1999.  (See Note 2.)                                       2,000,000       4,000,000

10% subordinated note payable to Equity Inns Partnership, L.P. by the Company, payable in monthly installments of interest only. Principal payment was due
October 31, 2000. The note is collateralized by 2,000,000 shares of the
Company's common stock issued in the name of Hudson Hotels  Properties Corp.,
a wholly owned subsidiary.  (See Note 2.)                                                  2,634,052       2,884,052


Capitalized  lease  obligations  with varying  maturities and varying                        348,276               0
interest rates

4.4% Town of  Tonawanda  bonds  with  yearly  principal  payments  of
$22,169  through  1997  and  yearly  principal  payments  of  $18,745
thereafter until 2006.                                                                       129,324          147,798
                                                                                        ------------     ------------
Total long-term debt                                                                     126,787,714      134,057,241
Less - current portion                                                                    43,976,515       (6,017,698)
                                                                                        ------------     ------------
                                                                                        $ 82,811,199     $128,039,543


The conversion price of the 18.75% convertible subordinated debenture due April 15, 2000, is $1.80 per common share.

In September 1998, the Company and Equity Inns agreed to revise the principal payment schedule to provide a $1,000,000 principal payment on October 31, 1998 and $250,000 principal payments every three months thereafter. The April 1999 payment was not made, and this note is in default. The interest rate remains at 10%.

As a result of postponing the initial public offering of Hudson Hotels Trust and its relationship with Hudson Hotels Trust, the Company is required to consolidate the financial statements of Hudson Hotels Trust that includes a $2.0 million promissory note bearing interest at 12% to a third party payable in monthly installments of interest only, with the principal balance due on April 30, 1999. The note may be converted into a term loan, bearing interest at 12% and 60 equal monthly principal payments of $33,333. The note can be prepaid at any time prior to maturity. The note is secured by the pledge of 666,666 shares of common stock of the Company as security of the payment of the note. In addition, the Company issued warrants to acquire 250,000 shares of the Company's common stock at $4.00 a share, which expire April 30, 2003, to the note holder as an additional inducement for amounts loaned other than the pledge of the stock. The Company is not obligated to repay the principal or interest on these notes.

At December 31, 1999 future minimum repayments under long-term debt are as follows:


              2000                                   $  43,976,515
              2001                                       1,304,073
              2002                                       1,394,445
              2003                                       1,521,532
              2004                                       1,638,299
              Thereafter                                76,952,850
                                                      ------------
              TOTAL                                   $126,787,714
                                                      ============


8.       SHAREHOLDERS' EQUITY:

(A)      PREFERRED STOCK

At December 31, 1999, the Company's authorized preferred shares were 10,000,000 at $.001 par value, of which 294,723 were issued and outstanding at December 31, 1999 and 1998, respectively.

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

(B)      COMMON STOCK

At December 31, 1999, the Company's authorized common shares were 20,000,000 at $.001 par value per share, of which 6,496,902 and 5,732,495 were issued and outstanding at December 31, 1999 and 1998, respectively.

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

         --1993 Employee Stock Option Plan, whereby 550,000 shares of the Company's common stock are reserved for issuance under plan provisions to Officers and key employees pursuant to the exercise of qualified stock options, non-qualified stock options and direct purchase of stock. The granted options vest over a two year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. In 1996, the Board of Directors authorized the issuance of an additional 300,000 shares, which was approved by shareholders at the annual meeting. At December 31, 1999, 186,500 shares were available for grant under this plan.

         --1993 Directors Stock Option Plan, whereby 135,000 shares of the Company's common stock are reserved for issuance under plan provisions to outside Directors. The granted options vest over a two year period with 1/3 vesting immediately, with an additional 1/3 vesting at the first and second anniversaries.

         In 1998, the Board of Directors authorized the issuance of an additional 81,000 shares, which was approved by shareholders at the annual meeting. At December 31, 1999, 189,000 shares were available for grant under this plan.

         --1998 Long-Term Incentive Compensation Plan, whereby 1,500,000 shares of the Company's common stock are reserved for issuance under plan provisions to officers and key employees pursuant to the issuance of non-qualified stock options, stock appreciation rights, restricted stock awards, phantom stock and direct purchase of stock. The purpose of the plan is to attract, retain and motivate key employees of the Company by offering incentive compensation tied to the performance of the Company and its share price and, therefore, more closely align with the interests of shareholders. At December 31, 1999, 300,000 shares had been granted, of which 100,000 shares have been forfeited.

In addition, the Company, from time to time, grants warrants to non-employees, at a price equal to or greater than the fair market value at the date of grant. The Chairman of the Board and Chief Executive Officer of the Company has purchased 211,875 warrants from non-affiliate third parties.

A summary of changes in common stock options and warrants during the year ended December 31, 1999, 1998 and 1997 is:


                                                 NUMBER OF SHARES           PRICE PER SHARE
                                                 ----------------           ---------------

Outstanding at December 31, 1996                   1,407,667                $1.50 - $8.375

Granted                                              627,000                $5.50 - $10.00
Exercised/Expired                                   (283,000)               $2.00 - $6.00
                                                   ---------

Outstanding at December 31, 1997                   1,751,667                $1.50 - $10.00

Granted                                              520,000                $4.00 - $4.50
Exercised/Expired/Forfeited                         (312,575)               $4.125 - $7.00
                                                  ----------

Outstanding at December 31, 1998                   1,959,092                $1.50 - $10.00

Granted                                              300,000                     $4.00
Exercised/Expired/Forfeited                         (365,625)                $2.00 - $10.00
                                                  ----------

Outstanding at December 31, 1999                   1,893,467                $1.50 - $8.375

Options and warrants exercisable at:

   December 31, 1999                               1,886,800
                                                   =========
   December 31, 1998                               1,952,133
                                                   =========
   December 31, 1997                               1,648,134
                                                   =========


The FASB has issued SFAS No. 123, Accounting for Stock-Based Compensation effective for the fiscal years beginning after December 15, 1995. The Company has adopted the disclosure provisions of the Statement.

The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with the exercise prices equal to the fair value of the Company's Class A common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes only in 1996. During the phase-in period of SFAS No. 123, pro forma disclosures may not be indicative of future amounts until the new rules are applied to all awards. For SFAS No. 123 purposes, the fair value of each employee options grant has been estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rate of 6.50%, expected life of five (5) years, no dividends and expected volatility of 33.1%. Using these assumptions, the fair value of the employee stock options granted in 1999, 1998, and 1997, is $15,000, $32,000, and $168,000 respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts for the period ended December 31:


                                                          1999                   1998                  1997
                                                          ----                   ----                  ----


       Net income (loss):
          As reported                                   $   264,543           $(15,165,194)          $(1,891,754)
          Pro forma                                         188,205            (15,317,487)           (2,069,452)

       Net income (loss) per share - basic:
          As reported                                     $.02                 $(2.86)                $(0.40)
          Pro forma                                       $.01                 $(2.89)                $(0.44)

9.       COMMITMENTS:

Certain office space and automobiles are rented under non-cancelable operating leases that expire at various dates through 2003. The following is a schedule of future minimum annual rentals on non-cancelable operating leases:


              2000                                472,800
              2001                                450,500
              2002                                426,100
              2003                                420,000
              Thereafter                          420,000


Total rent expense for the year ended December 31, 1999, 1998 and 1997, was $492,900, $307,800 and $159,600,
respectively.

As a partner in the partnerships disclosed in Note 4, the Company has guaranteed portions of mortgages payable relating to the partnerships. Amounts guaranteed by the Company related to the partnerships' mortgages payable were approximately $2.5 million and $3.6 million at December 31, 1999 and 1998, respectively.

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors, based on franchise agreements which extend from ten to seventeen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $2,687,200, $2,731,600, and $1,567,600 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

The components of the provision/(benefit) for income taxes are as follows:


                     1999                      1998                  1997
                     ----                      ----                  ----

CURRENT:
  State            $         --            $    33,182          $     9,629
DEFERRED:

  Federal          $         --              1,094,465             (765,864)
  State            $         --                293,410             (244,614)
                                           -----------          -----------

TOTAL              $         --            $ 1,421,057          $(1,000,849)
                                           ===========          ===========

Deferred tax (liabilities) assets are comprised of the following at December 31:


                                           1999                 1998
                                           ----                 ----

Depreciation                          $(1,805,289)          $(1,581,218)
Minority interest                         (11,888)              (11,888)
                                      -----------           -----------

Gross deferred tax liability           (1,817,177)           (1,593,106)
                                      -----------           -----------

Operating Loss carryforwards            4,652,234             3,511,081
Capital loss carryforward               1,374,531                  --
Accrued expenses                          821,147             1,051,893
Deferred revenue                           74,094                73,975
Bad debt reserve                           56,982               236,424
Tax credit                                 85,787                79,751
Financing costs                           125,025                62,566
Writedown of assets                          --               2,044,569
Miscellaneous                              17,178                42,636
                                      -----------           -----------

  Gross deferred tax assets             7,206,978             7,102,895
                                      -----------           -----------
Valuation allowance                    (5,389,801)           (5,509,789)
                                      -----------           -----------
Net deferred tax asset                $         0           $         0
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

The provision for income taxes differs from the amount of income tax determined by applying the applicable US statutory federal income tax rate to pretax income as a result of the following differences:


                                                              1999                  1998                  1997
                                                              ----                  ----                  ----
Statutory US tax rates                                      89,944           $(4,673,006)          $  (938,485)
Increase (decrease) in rates resulting from:
State income taxes, net of federal income tax               17,687              (634,924)             (155,090)
Change in valuation allowance                             (119,988)            5,509,789                  --
Permanent differences                                       12,537             1,291,238                72,080
Other                                                         --                 (72,040)               20,646
                                                       -----------           -----------           -----------

Provision/(Benefit) for income taxes                   $      --             $ 1,421,057           $(1,000,849)
                                                       ===========           ===========           ===========


At December 31, 1999, the Company has tax net operating loss carryforwards of approximately $11,700,000 and capital loss carryforwards of approximately $3,400,000 that may be used to offset future taxable income and capital gains. These loss carryforwards will begin to expire in 2004.

11.      LITIGATION:

The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. No such pending matters are expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

12.      LEASEHOLD INTEREST:

The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, North Carolina. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten-year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 less one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses

Department Stores, Inc., or its successors. Rent expense on the ground lease was $67,581 for the year ended December 31, 1999, and $59,167 for the year ended December 31, 1998. The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:


                       2000                                  22,000
                       2001                                  22,000
                       2002                                  22,000
                       2003                                  22,000
                       2004                                  22,000
                       Thereafter                           682,000
                                                            -------

                                                            792,000
                                                            =======


13.      ACQUISITION:

In 1998, the Company invested as a 41% limited partner in a partnership, HH Bridge, L.P., which acquired three (3) properties for approximately $26.6 million. As of December 31, 1998, the partnership was unable to make certain "guaranteed return" payments to the limited partner owning 58%, who then exercised its rights to acquire the Company's 41% limited partnership interest for $1. As a result, the operations of HH Bridge, L.P. were consolidated by the Company from August 14, 1998, to December 31, 1998, however, the balance sheet has been deconsolidated at December 31, 1998 and a loss on asset valuation was taken for the Company's investment in the partnership of $3.4 million in the fourth quarter of 1998. Presently the Company owns a non-controlling 1% interest in HH Bridge, L.P., as a general partner, and manages the three properties.

14.      INDIRECT OPERATING COSTS:

The Company incurred $443,896 due to employee severance and related costs including investment banking fees in 1999. In 1998, the Company had charges of $577,074 as a result of indirect costs. This amount is comprised of a one-time non-cash charge of $529,764 associated with warrants issued as a result of two $2.0 million notes issued by Hudson Hotels Trust. The remaining indirect operating costs are associated with corporate moving expenses with relocation to new office space.

In 1997, the Company had charges of $1,225,788 as a result of indirect costs. This amount is comprised primarily of $835,118 of non-cash consulting expense for investor relations services and indirect costs relating to acquisitions and write-offs of deposits, which the Company will no longer pursue.

15. NON-RECURRING COSTS:

In 1998, the Company recognized charges of $4.8 million. These charges include:
(i) a deposit and direct costs related to the terminated acquisition of twenty-six Fairfield Inns by Marriott that were under contract to Hudson Hotels Trust and (ii) costs incurred by the Company as Hudson Hotels Trust was unable to raise funds through an initial public offering. The failed REIT was due to current economic conditions and prevented the completion of Hudson Hotels Trust's initial public offering. In 1999, the Company recognized income of $212,353 as a result of satisfying certain creditors' claims for less than full value of the charge.

16. EXTRAORDINARY ITEM:

In July 1999, the Company replaced its outstanding $7.5 million Convertible Subordinated Debenture to Oppenheimer Convertible Securities Fund with a new Convertible Subordinated Debenture bearing the following terms: principal balance of $3.0 million; interest rate of 18.75%; maturity date of April 15, 2000; and a conversion price of $1.80 per share. As a result, the Company reported an extraordinary gain from the debt restructuring, net of expenses, of approximately $4 million or $0.64 per common share - basic.

17. BUSINESS SEGMENTS:

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

The following table presents revenues and other financial information by business segment for the years ended December 31, 1999, 1998 and 1997 (in thousands):


              1999                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
              ----                  ----------------     ------------------    ---------------    ------------

Revenues                               $ 47,650          $  6,043              $ (2,422)          $ 51,271
EBITDA                                 $ 15,053          $    396                  --             $ 15,449
Depreciation and amortization          $  5,920          $    615                  --             $  6,535
Interest expense                       $ 11,835          $    702                  --             $ 12,537
Capital expenditures                   $  2,918          $    291                  --             $  3,209
Total assets                           $124,383          $ 57,196              $(43,367)          $138,212


                 1998                  HOTEL OPERATIONS  MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
                 ----                  ----------------  ------------------    ---------------    ------------

Revenues                               $ 55,383          $  4,993              $ (2,736)          $ 57,640
EBITDA                                 $ 15,931          $    674                  --             $ 16,605
Depreciation and amortization          $  5,890          $    240                  --             $  6,130
Interest expense                       $ 13,177          $  1,003                  --             $ 14,180
Capital expenditures                   $  1,775          $    282                  --             $  2,057
Total assets                           $127,205          $ 66,495              $(51,024)          $142,676


              1997                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
              ----                  ----------------     ------------------    ---------------    ------------

Revenues                               $ 36,923          $  3,615              $ (1,807)          $ 38,731
EBITDA                                 $ 10,307          $   (228)                 --             $ 10,079
Depreciation and amortization          $  3,877          $    220                  --             $  4,097
Interest expense                       $  8,314          $    714                  --             $  9,028
Capital expenditures                   $  2,479          $    116                  --             $  2,595
Total assets                           $132,731          $ 74,025              $(54,638)          $152,118

(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries.

The following presents the segments' performance measure to the Company's consolidated income (loss) before taxes, minority interest, and equity in operations of partnerships:


                                                                 1999             1998            1997
                                                                 ----             ----            ----
EBITDA
     Hotel operations                                            $15,053         $ 15,931        $ 10,307
     Management and other                                            396              674            (228)
Interest                                                         (12,537)         (14,180)         (9,028)
Depreciation and amortization                                     (6,535)          (6,130)         (4,097)
Loss on asset valuation                                               --           (5,260)             --
Non-recurring costs                                                   --           (4,839)             --
Other                                                               (105)             (72)            195
                                                                 --------        ---------      ---------
Income (loss) before income taxes, minority interest,
     and equity in operations of partnerships                    $(3,728)        $(13,876)      $  (2,851)
                                                                 ========        =========      ==========

18.  SELECTED QUARTERLY FINANCIAL DATA:

Unaudited interim quarterly results for the Company over the past two years were as follows (in thousands, except per share data):


---------------------------- ---------- ------------- ---------------- ------------ ------------------ -----------------------
                                                       INCOME (LOSS)                   INCOME BEFORE
                                                         BEFORE                       EXTRAORDINARY         NET INCOME/(LOSS)
 FISCAL YEAR                              INCOME FROM  EXTRAORDINARY       NET        ITEMS PER SHARE          PER SHARE
ENDING 12/31/99              NET SALES     OPERATIONS     ITEMS        INCOME/(LOSS)  BASIC AND DILUTED    BASIC AND DILUTED
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
Fourth quarter                $ 11,483      $    209  $    (2,983)      $ (3,044)      $(.46)             $(.47)
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
Third quarter, as reported      14,011         2,723         (248)         3,841        (.04)               .59
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
Adjustment                          --            --         (275)          (275)       (.04)              (.04)
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
Third quarter, as restated      14,011         2,723         (523)         3,566        (.08)               .55
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
Second quarter                  13,861         3,679          577            577         .09                .09
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
First quarter                   11,916         2,303         (834)          (834)       (.15)              (.15)
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------

---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
FISCAL YEAR
ENDING 12/31/98
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
Fourth quarter                  14,167        (4,326)     (11,752)       (11,752)      (2.05)             (2.05)
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
Third quarter                   16,678         3,564       (3,220)        (3,220)       (.61)              (.61)
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
Second quarter                  14,788         3,674          352            352         .06                .06
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------
First quarter                   12,007         2,303         (545)          (545)       (.11)              (.11)
---------------------------- ---------- ------------- ---------------- ------------ ------------------- ----------------------


THE THIRD QUARTER OF FISCAL 1999 HAS BEEN RESTATED AS A RESULT OF PROPERTY AND EQUIPMENT DISPOSED OF IN THE THIRD QUARTER BUT NOT RECORDED BY THE COMPANY UNTIL THE FOURTH QUARTER.

FULL YEAR PER SHARE DATA DOES NOT EQUAL THE SUM OF THE QUARTERLY DATA DUE TO THE COMBINATION OF SEASONALITY AND INCREASE IN NUMBER OF SHARES OUTSTANDING.

                                                     PART III

As described below, certain information appearing in the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting, is incorporated by reference in this Form 10-K Annual Report.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Certain additional information is incorporated by reference to the "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting. Information regarding the Company's Executive Officers is included below.


Name and Title                           Age                       Business Experience

E. Anthony Wilson, Chairman of the        55    E. Anthony Wilson serves as the Chairman of the Board and Chief
Board, President and Chief Executive            Executive Officer of the Company. Mr. Wilson was a co-founder of
Officer                                         the Company, has served as its Chairman of the Board since its inception, and as Chief Executive Officer since January 1993. In 1984 he co-founded Hudson Hotels Corp. which was acquired by the Company in June
                                                1992. He has over 25 years experience in the hospitality and real estate industries as a developer, owner and manager. As general partner of Wilson
                                                Enterprises, L.P., a real estate development firm in Rochester, New York, he has developed a significant amount of office, warehouse, apartments and related facilities. Mr. Wilson is an alumnus of the School of Business at
                                                Indiana University. He has served as the Chairperson of the Strong Memorial
                                                Hospital Children's Fund, and has been a Director of Erdle Perforating
                                                Corp., and the Rochester Family of Mutual Funds.

Bruce A. Sahs, Senior Vice President      55    Mr. Sahs is currently serving as the Company's Senior Vice President and has held various other capacities throughout his tenure, commencing in
                                                June 1986. Prior to his employment with Hudson, Mr. Sahs was a partner in a
                                                Rochester based Certified Public Accounting firm, practicing public accounting since 1967, specializing in hotel and restaurant auditing controls and management services. Mr. Sahs received his degree from the
                                                Rochester Institute of Technology, is a Certified Public Accountant, as
                                                well as a Certified Hotel Administrator. He is also a member of the New
                                                York State Society of Certified Public Accountants.

Alan S. Lockwood, Director and            47    Alan S. Lockwood is a partner in the law firm of Boylan, Brown,
Secretary                                       Code, Vigdor & Wilson, LLP of Rochester, New York, which firm is general counsel to the Company. Mr. Lockwood specializes in corporate finance and has been affiliated with Boylan, Brown since 1978. He is a graduate of Cornell University School of Arts and Sciences and Cornell Law
                                                School. Mr. Lockwood has served as Secretary of the Company since its inception.

Ralph L. Peek, CPA                        51    Ralph L. Peek has been a general partner of Wilson Enterprises, L.P.
Vice President and Treasurer                    since 1978, and he has been involved with the Company and has served as a Director since its inception in 1987. As of December 31, 1996, Mr.
                                                Peek was named Vice President and Treasurer of the Company. Mr. Peek is
                                                licensed as a certified public accountant and received his Bachelor of
                                                Science degree from the Rochester Institute of Technology.

ITEM 11. EXECUTIVE COMPENSATION

This information is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

This information is incorporated by reference to the "Principal Shareholders" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2000 Annual Meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH E. ANTHONY WILSON

As of December 31, 1999, E. Anthony Wilson was indebted to the Company in the amount of $90,543. This amount represents the cumulative unpaid advances made by the Company to Mr. Wilson. These advances have been made over the years and have been periodically repaid.

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

ACQUISITION OF HH BRIDGE, L.P. PROPERTIES - In August 1998, the Company organized a Virginia limited partnership, HH Bridge, L.P., to acquire three properties for an aggregate purchase price of $26.6 million. The Company contributed $3.6 million to the capital of the Partnership for a 1% general partnership interest and a 41.2% limited partnership interest M, L, R & R contributed $5.0 million for a 57.8% limited partnership interest. The partnership agreement provided that: M, L, R & R receive a $250,000 guaranteed payment each quarter; Hudson receive all income of the partnership in excess of that guaranteed return; M, L, R & R had the right to require the Company to purchase its partnership interest on August 14, 1999 for $6.0 million; M, L, R & R had the right to acquire Hudson's interest in the partnership for $1.00 if:
(1) the guaranteed return is not paid, or (b) the Company was unable to purchase M, L, R & R's interest on August 14, 1999 as required. The Company was unable to make the guaranteed payments, and M, L, R & R exercised its right to acquire the Company's limited partnership interest.

TRANSFER AND SALE OF CERTAIN ASSETS - In December 1998 and January 1999 Hudson transferred properties and a lease to companies which are affiliates of M,L,R&R. The Company undertook these transfers to obtain working capital, which it required to pay operating expenses and debt service during its traditionally slow first quarter. The transfers were: (i) the lease of the Inn on the Lake, owned by L, R, R & M L.L.C. by Canandaigua Hotel Corp., a subsidiary of Hudson, was terminated and the Company entered into a management contract for that property; and (ii) H.H. Properties Southwest, Inc., a subsidiary of Hudson, sold five (5) parcels of vacant land in Texas and Arizona to Transport Associates. The Company received approximately $2.3 million in cash from these transactions.

TRANSACTIONS WITH BOYLAN, BROWN, CODE, VIGDOR & WILSON, LLP

Mr. Lockwood, a Director and the Secretary of the Company, is also a partner in Boylan, Brown, Code, Vigdor & Wilson, LLP, which law firm is general counsel to the Company. In 1999, the Company paid approximately $130,182 to the law firm in legal fees.

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

         3.6 Amendment to Certification of Incorporating increasing the number of authorized shares by 20,000,000

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

         10.30    Promissory Note between the Company and Equity Inns
                  Partnership, L.P. (m)




         10.31    Guaranty between the Company and Equity Inns Partnership, L.P.
                  (m)

         10.32    Pledge Agreement between the Company and Equity Inns
                  Partnership, L.P. (m)

         10.33    Amended and Restated Mezzanine Loan Agreement (m)

         10.34    Employment Agreement (Wilson) (n)

         10.35    Employment Agreement (George) (n)

         10.36    Employment Agreement (Sabin) (n)

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

         (n) Filed as an Exhibit to the Company's Form 10-K Annual Report dated April 14, 1999

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HOTELS CORPORATION

Dated:   April                             By:
                                              ----------------------------------
                                              E. Anthony Wilson
                                              Chief Executive Officer,
                                              President and Director


Dated:   April                             By:
                                              ----------------------------------
                                              Ralph L. Peek
                                              Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                          Title                                Date
---------                                          -----                                ----

PRINCIPAL EXECUTIVE OFFICER:

_________________________________           Chairman of the Board,                      April
E. Anthony Wilson                           Chief Executive Officer,
                                            President and Director
PRINCIPAL FINANCIAL OFFICER:

_________________________________           Vice President, Treasurer                   April
Ralph L. Peek                               and Director

_________________________________
Richard C. Fox                              Director                                    April

_________________________________           Secretary and Director                      April
Alan S. Lockwood