Form 10-K/A
period 1999-12-31
HUDSON HOTELS CORP
filed 2000-04-25
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                 AMENDMENT NO. 1
                                       TO
                                    FORM 10-K

                       AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                            HUDSON HOTELS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              AMENDMENT NO. 1

              The undersigned registrant hereby amends its Annual Report for the fiscal year ended December 31, 1999 on Form 10-K in its entirety as set forth in the pages attached hereto.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

The Company's portfolio of managed properties, owned, partially owned through partnerships in which the Company has a minority equity position, and those owned by unrelated parties, is made up of the following franchise affiliations:

                                                                        PERCENT OF
                                                          NUMBER OF   COMPANY'S TOTAL
FRANCHISE                              NUMBER OF HOTELS  GUEST ROOMS    GUEST ROOMS
---------                              ----------------  -----------    -----------
OWNED

Fairfield Inn                                   8             949           18.2%
                                                                            20.8%
Hampton Inn                                     9           1,085

Comfort Inn                                     2             184            3.5%

Econo Lodge                                     1              65            1.2%
                                                                             2.8%
Red Roof Inn                                    1             147

Independent                                     4             458            8.9%
                                            -----           -----        -------

                                               25           2,888           55.4%
                                            -----           -----        -------


MANAGED WITH A FINANCIAL INTEREST

Microtel Inn                                    8             842           16.1%

Econo Lodge                                     1             102            2.0%

Holiday Inn                                     1             146            2.8%


Hampton Inn                                     1             133            2.6%


Comfort Suites                                  1             100            1.9%
                                            -----           -----        -------


                                               12           1,323           25.4%
                                            -----           -----        -------


OTHER MANAGED
Holiday Inn Express                             1              80            1.5%
Microtel Inn                                    3             304            5.8%
Best Western                                    1              70            1.3%
                                                                             3.7%
Comfort Inn                                     2             193

Clarion Inn & Suites                            1             101            1.9%
Independent                                     2             258            5.0%
                                            -----           -----        -------

                                                                            19.2%
                                                               10          1,006
                                                            -----        -------

                 TOTAL                         47           5,217            100%
                                            =====           =====        =======

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

                                                      1999               1999       1999
                                 Number of     Planned & Completed     Average     Average
     Hotel Type and Region      Guest Rooms  Renovation Expenditures  Occupancy   Daily Rate
     ---------------------      -----------  -----------------------  ---------   ----------
Northeastern Region
    Luxury                           134           $  263,500            59.6%     $ 97.74
    Midrange                         914              915,700            75.4%     $ 67.05
    Budget                           586              280,600            71.7%     $ 46.53
                                   -----           ----------         -------      -------
    Sub-Total                      1,634            1,459,800            72.8%     $ 62.50

Southeastern Region
    Luxury                            70              337,700            82.1%     $132.89
    Midrange                        1713            1,565,500            64.6%     $ 55.39
    Budget                           890              365,500            65.8%     $ 45.37
                                   -----           ----------         -------      -------
    Sub-Total                      2,673            2,268,700            65.4%     $ 54.57

Midwest
    Luxury                          --                   --              --           --
    Midrange                         269              250,900            69.0%     $ 73.01
    Budget                           107                 --              60.5%       54.00
                                   -----           ----------         -------      -------
    Sub-Total                        376              250,900            67.3%     $ 69.77

Southwest
    Luxury                          --                   --              --           --
    Midrange                         534              284,800            58.6%     $ 61.58
    Budget                          --                   --              --           --
                                   -----           ----------         -------      -------
    Sub-Total                        534              284,800            58.6%     $ 61.58
                                   -----           ----------         -------      -------
    TOTAL                          5,217           $4,264,200            67.3%     $ 58.76
                                   =====           ==========         =======      =======

----------

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

When the forbearance period ended on April 11, 2000, the lender, Nomura Asset Capital Corporation, seized the cash in the cash collateral accounts amounting to $1,504,120. Although not required under the mezzanine loan agreement to do so, Nomura released $1,504,120 to the Company for its immediate operating needs.

As a further condition to the forbearance, the Company in April 1999 engaged Chase Securities as its investment banker to pursue all strategic alternatives on behalf of the Company. Chase Securities throughout 1999 solicited proposals for equity contributions to the Company, refinance of the Company's debt, or sale of Company assets. Ultimately, RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, proposed to purchase the Mezzanine Loan from Nomura Asset Capital Corporation. On April 14, 2000, RHD closed on the purchase of the Mezzanine Loan. The Company and RHD have extended the forbearance agreement through April 11, 2001.

Equity Inns, LP is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,634,052.23. During 1999, the Company defaulted in payments of principal under that Note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the Note. Equity Inns is entitled to take 2,000,000 shares of common stock of Hudson Hotels Corporation which were pledged as security for the Note. On April 12, 2000, Equity Inns and the Company executed a Note Modification Agreement which modified the terms of repayment and reinstated the Note in good standing. The Note Modification Agreement became effective upon the Purchase of the Mezzanine Loan by RHD Capital Ventures.

Oppenheimer Convertible Securities Fund was the holder of the Company's $3,000,000 Convertible Debenture, due April 15, 2000. This Note resulted from the recasting in July 1999 of the Company's prior Debenture to Oppenheimer in the amount of $7,500,000. The Company did not have the capital resources to pay the current Debenture at maturity. On April 13, 2000, Oppenheimer and the Company executed an agreement pursuant to which it agreed to convert the principal of the Debenture into 1,666,667 shares of common stock of the Company, in accordance with the terms of the Debenture, in partial consideration of the Company's agreement to register with the SEC all of the shares issued upon conversion. The Agreement was contingent upon the Company paying outstanding interest upon the Debenture through April 15, 2000. On April 14, 2000 the Company paid the interest. Oppenheimer delivered notice of conversion to the Company on April 20, 2000.

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

Not withstanding the foregoing, the Company's long-term success will be dependent in part upon its ability to restructure its mezzanine debt before the forbearance expires. There can be no assurances that in 2001 the Company's restructuring efforts will be successful, or that its lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances,the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

EMPLOYEE RELATIONS

At December 31, 1999, the Company had approximately 1,600 employees working at the hotels it owns or manages or in its corporate office. None of these employees are subject to collective bargaining agreements. The Company believes that all of its relations with these employees are good.

COMPANY PROPERTIES

The Company currently owns twenty-five (25) hotel properties in addition to having a minority equity interest in entities that own hotel properties. There are 2,888 questrooms in these twenty-five (25) properties.

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

      PROPERTY NAME                            LOCATION                         NUMBER OF ROOMS
      -------------                            --------                         ---------------
Seagate Hotel and Beach Club    Delray Beach, Florida                                   70
Brookwood Inn                   Pittsford, New York                                    107
Comfort Inn West                Greece, New York                                        83
Comfort Inn                     Jamestown, New York                                    101
Econo Lodge                     Canandaigua, New York                                   65
Fairfield Inn                   Albany, Georgia                                        120
Fairfield Inn                   Cary, North Carolina                                   125
Fairfield Inn                   North Charleston, South Carolina                       120
Fairfield Inn                   Columbia, South Carolina                               128
Fairfield Inn                   Durham-Research Triangle Park, North Carolina           96
Fairfield Inn                   Richmond, Virginia                                     124
Fairfield Inn                   Statesville, North Carolina                            116
Fairfield Inn                   Wilmington, North Carolina                             120
Brookwood Inn                   Durham, North Carolina                                 149
Red Roof Inn                    Raleigh, North Carolina                                147
Brookwood Inn                   Charlotte, North Carolina                              132
                                                                                     -----
                                                                                     1,803

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

                                    OCCUPANCY
                                    ---------
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

================================================================================

                                       ADR
                                       ---

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

================================================================================

                                     REVPAR
                                     ------
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

================================================================================

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

The Company uses various national trade names pursuant to licensing arrangements with national franchisors which include: Microtel Inn-Registered Trademark-, a registered trademark of USFS; Comfort Inn-Registered Trademark- and Econo Lodge-Registered Trademark-, registered trademarks of Choice Hotels International, Inc.; Fairfield Inn by Marriott-Registered Trademark-, a registered trademark of Marriott International, Inc.; Hampton Inn-Registered Trademark-, a registered trademark of Promus Corp.; and Red Roof Inn-Registered Trademark-, a registered trademark of Red Roof Inns, Inc.

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

Phase III of the Company's assessment of the Year 2000 problem included the results of testing, action plans, reporting of results and contingency plans to remediate any Year 2000 problems. The risks and contingency plans include a "reasonably likely worst case Year 2000 scenario." The Company believes that the consequences of a worst case scenario rest almost exclusively with outside vendors. The contingency plan, was to replace non-compliant vendors with new compliant vendors. A thorough review of all vendors will continue to be an ongoing Year 2000 strategy for the Company. However, the Company's contingency plan has back-up support to address each of the focus areas.

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

                                                                                  HIGH         LOW
                                                                                  ----         ---
                  FISCAL YEAR ENDED DECEMBER 31, 1998
                  First Quarter (January - March, 1998)                        4 7/8         3 13/16
                  Second Quarter (April - June, 1998)                          4 15/16       3 7/8
                  Third Quarter (July - September, 1998)                       4 5/16        2
                  Fourth Quarter (October - December, 1998)                    2 3/8         1 1/8

                  FISCAL YEAR ENDED DECEMBER 31, 1999

                  First Quarter (January - March, 1999)                        2             1 1/4
                  Second Quarter (April - June, 1999)                          2               9/16
                  Third Quarter (July - September, 1999)                       1 5/8         1
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

                                              1999           1998           1997          1996           1995 (1)
                                            ---------      ---------      ---------      --------        -------
INCOME STATEMENT DATA:
Operating Revenue                           $  51,271      $  57,640      $  38,731      $ 14,148        $ 6,896
Income from Operations                          8,914          5,215          5,983         1,867            653
Income/(Loss) before extraordinary item        (3,763)       (15,165)        (1,892)          636          1,311
Net Income / (Loss)                               265        (15,165)        (1,892)          636          1,311
PER SHARE DATA:
Income/(Loss) before
   extraordinary item                            (.62)         (2.86)         (0.40)         0.12           0.31
Net Income/(Loss)                                0.02          (2.86)         (0.40)         0.12           0.31
BALANCE SHEET DATA (AT END OF PERIOD):
Total Assets                                  138,211        142,676        152,118       102,893         15,781
Long-Term and Convertible
Subordinated Debt                             123,609        128,040        128,559        80,064          8,506
Shareholders' Investment                        2,065           (166)        13,139        13,317          3,911

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

HOTEL OPERATIONS were $47,649,564 for the twelve months ended December 31, 1999, a decrease of $7,733,653, or 14%, from $55,383,217 for the twelve months ended December 31, 1998. Hotel operations consisted of the following:

                                                   TWELVE MONTHS ENDED

                                       DECEMBER 31, 1999       DECEMBER 31, 1998
                                       -----------------       -----------------
          Hotel room revenue              $41,746,441             $47,231,157
          Beach Club revenue                1,529,569               1,396,984
          Food and beverage revenue         2,554,853               4,901,800
          Other                             1,818,701               1,853,276
                                          -----------             -----------

               Total                      $47,649,564             $55,383,217
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

                                                   DECEMBER 31, 1999   DECEMBER 31, 1998
                                                   -----------------   -----------------
                 Owned                                     25                  25
                 Managed with financial interest           12                  12
                 Other managed                             10                   6
                                                           --                 ---
                                                           47                  43
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

                                                   DECEMBER 31, 1998   DECEMBER 31, 1997
                                                   -----------------   -----------------
                 Owned                                      25                 26
                 Managed with financial interest            12                 10
                 Other managed                               6                  5
                                                            --                ---
                                                            43                 41
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

CAPITAL RESOURCES AND LIQUIDITY

In December 1998 and the first quarter of 1999, the Company took certain actions which resulted in default under its $35mm Mezzanine Loan. In April, 1999, the Company entered into an Agreement with the holder of its Mezzanine Loan pursuant to which the holder agreed to forbear from exercising its rights and remedies as a result of those defaults until April 11, 2000. A condition of the forbearance is that the Company repay a total of $5,508,567 on April 11, 2000. The Company did not have the capital reserves to make this payment. On April 14, 2000, RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, purchased the Mezzanine Loan. The Company and RHD have extended the forbearance agreement through April 11, 2001.

Equity Inns, LP is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,634,052. During 1999, the Company defaulted in payments of principal under that Note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the Note. Equity Inns is entitled to take 2,000,000 shares of common stock of Hudson Hotels Corporation, which was pledged as security for the Note. On April 12, 2000, Equity Inns and the Company executed a Note Modification Agreement which modified the terms of repayment and reinstated the Note in good standing.

Oppenheimer Convertible Securities Fund is the holder of the Company's $3,000,000 Convertible Debenture, due April 12, 2000. The Company did not have the capital resources to pay this obligation at maturity. On
April 13, 2000, Oppenheimer executed an agreement pursuant to which it agreed to convert the principal of the Debenture into 1,666,667 shares of common stock of the Company, in accordance with the terms of the Debenture, in partial consideration of the Company's agreement to register with the SEC all of the shares issued upon conversion. The Agreement was contingent upon the Company paying outstanding interest upon the Debenture through April 15, 2000. On April 14, 2000 the Company paid the interest. Oppenheimer delivered notice of conversion to the Company on April 20, 2000.


In 1998, Hudson Hotels Trust executed a Promissory Note in the amount of $2,000,000, which is currently in default. The Company pledged 666,667 shares of common stock as security for repayment of the Note. The holder has sued both Hudson Hotels Trust and the Company for repayment of the principal; the Company has denied liability for repayment, and summary judgment against the Company was denied by the court. The Noteholder has filed notice of appeal. There can be no assurance as to the outcome of this lawsuit.

At December 31, 1999, the Company had a $400,000 working capital demand note with a commercial bank, which bears interest at a rate of prime plus 1 1/2%. Amounts borrowed are collateralized by land. At December 31, 1999, $400,000 was borrowed under the terms of this agreement.

At December 31, 1999, the Company had $1,489,438 of cash and cash equivalents compared with $1,751,580 at December 31, 1998.

The Company is restricted in accessing cash flow from operations because it is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash flow is trapped in its property-owning subsidiaries for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed funds are released several times monthly for payment of operating expenses. The excess cash, plus other corporate cash flow, is trapped at the mezzanine loan level for payment of required debt service. Excess cash is released monthly. The balances held in escrow on December 31, 1999 and 1998 were $3,847,208 and $3,013,617, respectively.

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

There can be no assurances that in 2001 the Company's restructuring efforts will be successful, or that its lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

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

The following table presents principal cash flows for debt outstanding at December 31, 1999, by maturity date and the related average interest rate.

IN THOUSANDS, EXCEPT PERCENTAGES
                                                   2000        2001        2002         2003       2004      THEREAFTER     TOTAL
                                                   ----        ----        ----         ----       ----      ----------     -----
Long-term debt:
     Fixed rate                                   3,178       1,410       1,567        1,712      1,849      78,907        88,623
         Weighted-average interest rate            9.51%       8.79%       8.88%        8.89%      8.91%       8.93%         8.95%
     Variable rate                                  --       35,000         --                                 --          35,000
         Weighted-average interest rate             --        11.90%        --                                 --           11.90%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES



                        CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                         TOGETHER WITH AUDITORS' REPORTS

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Hudson Hotels Corporation and Subsidiaries

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity (deficiency) and cash flows present fairly, in all material respects, the financial position of Hudson Hotels Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United
States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP
Rochester, New York

March 24, 2000, except as to the information in Note 2 and the last three paragraphs of Note 7 for which the date is April 14, 2000.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

--------------------------------------------------------------------------------

ASSETS                                                               1999               1998
------                                                               ----               ----
CURRENT ASSETS:
     Cash and cash equivalents                              $   1,489,438      $   1,751,580
     Cash - restricted                                          3,847,208          3,013,617
     Accounts receivable - trade                                  992,505            931,212
     Prepaid expenses and other                                 1,441,892          1,356,730
                                                            -------------      -------------

TOTAL CURRENT ASSETS                                            7,771,043          7,053,139

INVESTMENTS IN PARTNERSHIP INTERESTS                            1,591,283          1,781,218

LAND AND REAL ESTATE DEVELOPMENT                                  780,822          2,430,880

PROPERTY AND EQUIPMENT, NET                                   121,728,780        124,434,369

OTHER ASSETS                                                    6,339,628          6,976,612
                                                            -------------      -------------

TOTAL ASSETS                                                $ 138,211,556      $ 142,676,218
                                                            =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Lines of credit                                        $     400,000      $     400,000
     Current portion of long-term debt                          3,178,401          6,017,698
     Accounts payable - trade                                   1,376,111          1,112,851
     Other accrued expenses                                     6,337,369          6,026,744
                                                            -------------      -------------

TOTAL CURRENT LIABILITIES                                      11,291,881         13,557,293

LONG-TERM DEBT                                                123,609,313        128,039,543

DEFERRED REVENUE - LAND SALE                                      185,055            185,055

LIMITED PARTNERS' INTEREST IN
   CONSOLIDATED PARTNERSHIP                                     1,060,613          1,060,581

SHAREHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock                                                  295                295
     Common stock                                                   6,507              5,743
     Additional paid-in capital                                21,966,221         19,873,260
     Accumulated deficit                                      (19,867,078)       (20,004,301)
                                                            -------------      -------------

                                                                2,105,945           (125,003)
     Less:  10,000 shares of common stock
               in treasury, at cost                               (41,251)           (41,251)
                                                            -------------      -------------

TOTAL SHAREHOLDERS' EQUITY (DEFICIENCY)                         2,064,694           (166,254)
                                                            -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)     $ 138,211,556      $ 142,676,218
                                                            =============      =============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

OPERATING REVENUES:                                                        1999              1998              1997
                                                                           ----              ----              ----
     Hotel operations                                              $ 47,649,564      $ 55,383,217      $ 36,922,896
     Management fees                                                  1,786,756           875,005           801,057
     Royalties                                                        1,700,224         1,249,569           757,047
     Other                                                              134,825           131,847           250,097
                                                                   ------------      ------------      ------------

TOTAL OPERATING REVENUES                                             51,271,369        57,639,638        38,731,097

OPERATING COSTS AND EXPENSES:
     Direct                                                          30,174,131        36,715,748        24,808,798
     Corporate                                                        5,204,184         3,741,951         2,617,158
     Indirect operating costs                                           443,896           577,074         1,225,788
     Loss on asset valuation                                               --           5,259,701              --
     Depreciation and amortization                                    6,534,906         6,130,386         4,096,761
                                                                   ------------      ------------      ------------
     Total operating costs and expenses                              42,357,117        52,424,860        32,748,505
                                                                                     ------------      ------------

     Income from operations                                           8,914,252         5,214,778         5,982,592
                                                                   ------------      ------------      ------------

OTHER INCOME (EXPENSE):
     Interest income                                                    293,632           328,042           194,755
     Interest expense                                               (12,537,384)      (14,180,437)       (9,028,366)
     Settlement of litigation                                              --            (475,000)             --
     Non-recurring costs                                                212,353        (4,838,872)             --
     Gain/(Loss) on sale/disposition of property and equipment         (610,523)           74,523              --
                                                                   ------------      ------------      ------------

TOTAL OTHER (EXPENSE)                                               (12,641,922)      (19,091,744)       (8,833,611)
                                                                   ------------      ------------      ------------

     (Loss) before income taxes, minority interest,
        equity in operations of affiliates and
        extraordinary gain                                           (3,727,670)      (13,876,966)       (2,851,019)

(PROVISION)/BENEFIT FOR INCOME TAXES                                       --          (1,421,057)        1,000,849
                                                                   ------------      ------------      ------------

     (Loss) before minority interest, equity in operations
         of affiliates and extraordinary gain                        (3,727,670)      (15,298,023)       (1,850,170)

MINORITY INTEREST                                                       (91,613)          (66,081)         (107,419)
EQUITY IN OPERATIONS OF AFFILIATES                                       56,171           198,910            65,835
                                                                   ------------      ------------      ------------

(LOSS) BEFORE EXTRAORDINARY GAIN                                     (3,763,112)      (15,165,194)     $ (1,891,754)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                          4,027,655              --                --
                                                                   ------------      ------------      ------------

NET INCOME/(LOSS)                                                  $    264,543      $(15,165,194)     $ (1,891,754)
                                                                   ============      ============      ============


NET INCOME/(LOSS) PER COMMON SHARE
     BASIC AND DILUTED

LOSS BEFORE EXTRAORDINARY GAIN                                     $       (.62)     $      (2.86)     $       (.40)
EXTRAORDINARY GAIN                                                          .64            ____--              --
                                                                   ------------      ------------      ------------
NET INCOME/(LOSS)                                                  $        .02      $      (2.86)     $       (.40)
                                                                   ============      ============      ============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIENCY)
FOR THE THREE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
--------------------------------------------------------------------------------

                                              SERIES A   ADDITIONAL                 ADDITIONAL
                                             PREFERRED  PAID-IN CAPITAL COMMON    PAID-IN CAPITAL  WARRANTS       ACCUMULATED
                                               STOCK     PREFERRED      STOCK        COMMON       OUTSTANDING       DEFICIT
                                                ----     ----------     ------     -----------     --------      ------------
BALANCE, DECEMBER 31, 1996                      $295     $1,560,705     $4,788     $14,394,040     $ 50,000      $ (2,692,713)
     Net Loss 1997                               --            --         --              --           --          (1,891,754)
     Purchase of treasury stock                  --            --         --              --           --                --
     Exercise of stock options                   --            --          233       1,046,855         --                --
     Issuance of common stock and options
       for investor relation services            --            --          145         834,973         --                --
     Cash dividends paid on preferred stock      --            --         --              --           --            (127,320)
                                                ----     ----------     ------     -----------     --------      ------------

BALANCE, DECEMBER 31, 1997                       295      1,560,705      5,166      16,275,868       50,000        (4,711,787)
     Net Loss 1998                               --            --         --              --           --         (15,165,194)
     Sale of common stock                        --            --          333         999,667         --                --
     Issuance of common stock to                 --            --           40          67,460         --                --
       employees and consultants
     Settlement of lawsuit                       --            --          200         424,800      (50,000)             --
     Exercise of options                         --            --            4          14,996         --                --
     Cash dividends paid on preferred stock      --            --         --              --           --            (127,320)
     Other                                       --            --         --           529,764         --             529,764
                                                         ----------     ------     -----------     --------      ------------

BALANCE, DECEMBER 31, 1998                       295      1,560,705      5,743      18,312,555            0       (20,004,301)

     Net Income 1999                             --            --         --              --           --             264,543
     Issuance of common stock                    --            --          699       2,041,838         --                --
     Issuance of stock as compensation           --            --           65          51,123         --                --
     Cash dividends paid on preferred stock      --            --         --              --           --            (127,320)
                                                ----     ----------     ------     -----------     --------      ------------

BALANCE, DECEMBER 31, 1999                      $295     $1,560,705     $6,507     $20,405,516     $      0      $(19,867,078)
                                                ====     ==========     ======     ===========     ========      ============

                                              TREASURY
                                               STOCK            TOTAL
                                              --------      ------------
BALANCE, DECEMBER 31, 1996                    $   --        $ 13,317,115
     Net Loss 1997                                --          (1,891,754)
     Purchase of treasury stock                (41,251)          (41,251)
     Exercise of stock options                    --           1,047,088
     Issuance of common stock and options
       for investor relation services             --             835,118
     Cash dividends paid on preferred stock       --            (127,320)
                                              --------      ------------

BALANCE, DECEMBER 31, 1997                     (41,251)       13,138,996
     Net Loss 1998                                --         (15,165,194)
     Sale of common stock                         --           1,000,000
     Issuance of common stock to                  --              67,500
       employees and consultants
     Settlement of lawsuit                        --             375,000
     Exercise of options                          --              15,000
     Cash dividends paid on preferred stock       --            (127,320)
     Other
                                              --------      ------------

BALANCE, DECEMBER 31, 1998                     (41,251)         (166,254)
     Net Income 1999                              --             264,543
     Issuance of common stock                     --           2,042,537
     Issuance of stock as compensation            --              51,188
     Cash dividends paid on preferred stock       --            (127,320)
                                              --------      ------------
BALANCE, DECEMBER 31, 1999                    $(41,251)     $  2,064,694
                                              ========      ============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                         1999              1998             1997
                                                              ----              ----             ----
NET INCOME (LOSS)                                          $   264,543      $(15,165,194)     $(1,891,754)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Deferred tax provision                                          --           1,387,926       (1,010,478)
  Depreciation and amortization                              6,534,906         6,130,386        4,096,761
  Loss on asset valuation                                         --           5,259,701             --
  Non-cash expenses                                               --             972,264          835,118
  Loss (Gain) on sale of assets                                610,523           (74,523)         (28,812)
  Non-cash extraordinary gain on debt extinguishment        (4,027,655)             --               --
  Bad debt expense                                              49,196              --            167,163
  Minority interest                                             91,613            66,081          107,419
  Equity in operations of affiliates                           (56,171)         (198,910)         (65,835)
  Cash collected on installment sale                              --             454,546          288,112
(Increase) decrease in assets:
    Accounts receivable - trade                               (110,489)          (33,334)        (454,886)
    Prepaid expenses and other                                  84,096          (316,764)         (35,126)
Increase (decrease) in liabilities:
      Accounts payable                                         263,260          (281,609)        (465,136)
      Other accrued expenses                                   310,625         2,431,456          756,173
                                                           -----------      ------------      -----------

         Net cash provided by operating activities         $ 4,014,447           632,026        2,298,719
                                                           -----------      ------------      -----------

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------

                                                                           1999              1998              1997
                                                                           ----              ----              ----
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of hotels                                                          --                --         (47,148,504)
   Acquisition of land/real estate development                                 --            (101,940)          (85,054)
   Cash collected on sale of assets                                       1,650,058         2,188,625           399,659
   Change in restricted cash                                               (833,591)          450,311        (1,948,049)
   Capital contribution to unconsolidated partnership interests              (8,750)             --                --
   Collection on non-affiliate mortgage                                        --              38,000              --
   Change in non-affiliates accounts and notes receivable                   (66,830)           78,180            29,049
   Purchase of equipment                                                 (3,209,421)       (2,056,524)       (2,595,035)
   Purchase of partnership interest                                            --          (3,556,837)             --
   Change in other assets                                                   (90,625)          384,477           (11,937)
   Deposits                                                                 (60,806)          450,000          (343,034)
   Change in affiliate accounts receivable                                 (102,428)         (202,039)          125,188
   Capital distributions from unconsolidated partnership interests          254,856           281,739           163,577
                                                                       ------------      ------------      ------------

         Net cash (used in) investing activities                         (2,467,537)       (2,046,008)      (51,414,140)
                                                                       ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Financing costs                                                            --                --          (1,154,545)
         Proceeds of borrowings                                                --           4,000,000        51,884,052
         Repayment of mortgages                                          (1,590,150)       (1,935,267)       (3,483,680)
         Distributions to limited partners                                  (91,582)         (145,050)         (108,092)
         Proceeds from stock options exercised                                 --              15,000         1,047,088
         Dividends paid                                                    (127,320)         (127,320)         (127,320)
         Proceeds from sale of common stock                                    --           1,000,000              --
         Borrowings on line of credit, net                                     --            (312,537)          712,537
    Purchase of treasury stock                                                 --                --             (41,251)
                                                                       ------------      ------------      ------------

         Net cash provided by / (used in) financing activities           (1,809,052)        2,494,826        48,728,789
                                                                       ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (262,142)        1,080,844          (386,632)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           1,751,580           670,736         1,057,368
                                                                       ------------      ------------      ------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $  1,489,438      $  1,751,580      $    670,736
                                                                       ============      ============      ============

OTHER INFORMATION:
Cash paid during the period for:
   Interest                                                            $ 12,427,419      $ 14,152,439      $  8,747,412
   Income taxes                                                                --        $     40,690      $     31,693
Non-cash financing and investing activities
   Issuance of 666,666 shares of common stock upon
   conversion of convertible subordinated debentures                      2,000,000              --                --
Capital lease obligation                                                    348,276              --                --

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

2.       SUBSEQUENT EVENTS:

In December 1998 and the first quarter of 1999, the Company took certain actions which resulted in default under its $35mm Mezzanine Loan. In April, 1999, the Company entered into an Agreement with the holder of its Mezzanine Loan pursuant to which the holder agreed to forbear from exercising its rights and remedies as a result of those defaults until April 11, 2000. A condition of the forbearance is that the Company repay a total of $5,508,567 on April 11, 2000. The Company did not have the capital reserves to make this payment. On April 14, 2000, RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, purchased the Mezzanine Loan. The Company and RHD have extended the forbearance agreement through April 11, 2001.

Equity Inns, LP is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,634,052. During 1999, the Company defaulted in payments of principal under that Note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the Note. Equity Inns is entitled to take 2,000,000 shares of common stock of Hudson Hotels Corporation, which was pledged as security for the Note. On April 12, 2000, Equity Inns and the Company executed a Note Modification Agreement which modified the terms of repayment and reinstated the Note in good standing. The Note Modification Agreement became effective upon the Purchase of the Mezzanine Loan by RHD Capital Ventures.


Oppenheimer Convertible Securities Fund was the holder of the Company's $3,000,000 Convertible Debenture, due April 15, 2000. The Company did not have the capital resources to pay this obligation at maturity. On April 13, 2000, Oppenheimer and the Company executed an agreement pursuant to which it agreed to convert the principal of the Debenture into 1,666,667 shares of common stock of the Company, in accordance with the terms of the Debenture, in partial consideration of the Company's agreement to register with the SEC all of the shares issued upon conversion. The Agreement was contingent upon the Company paying outstanding interest upon the Debenture through April 15, 2000. On April 14, 2000, the Company paid the interest.

There can be no assurances that in 2001 the Company's restructuring efforts will be successful, or that its lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

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

Property and equipment consists of the following at December 31,

                                                   1999                1998
                                                   ----                ----
Land and land improvements                    $  18,098,693       $  16,283,653
Building and building improvements               99,380,352          98,656,047
Furniture and equipment                          18,774,351          18,813,802
                                              -------------       -------------

                                                136,253,396         133,753,502
Less - accumulated depreciation                 (14,524,616)         (9,319,133)
                                              -------------       -------------

Net                                           $ 121,728,780       $ 124,434,369
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

                     BASIC AND DILUTED                              1999              1998             1997
                                                                    ----              ----             ----
Loss before extraordinary gain applicable to common stock:

     Net (loss) before extraordinary gain                        $(3,763,112)     $(15,165,194)     $(1,891,754)
     Deduct preferred stock dividends paid                          (127,320)         (127,320)        (127,320)
                                                                 -----------      ------------      -----------

Net (loss) applicable to common stock before extraordinary gain  $(3,890,432)     $(15,292,514)     $(2,019,074)
                                                                 ===========      ============      ===========

Weighted average number of common shares outstanding               6,273,268         5,353,078        4,996,694
                                                                 ===========      ============      ===========

LOSS PER SHARE BEFORE EXTRAORDINARY GAIN                         $      (.62)     $      (2.86)     $      (.40)
                                                                 ===========      ============      ===========

Extraordinary gain:

     Extraordinary gain                                          $ 4,027,655              --               --
                                                                 ===========      ============      ===========

     Weighted average number of common shares outstanding          6,273,268         5,353,078        4,996,694
                                                                 ===========      ============      ===========

EXTRAORDINARY GAIN                                               $       .64              --               --
                                                                 ===========      ============      ===========

NET INCOME/(LOSS)                                                $   264,543      $(15,165,194)     $(1,891,754)

     Deduct preferred stock dividends paid                          (127,320)         (127,320)        (127,320)
                                                                 -----------      ------------      -----------

     Net income (loss) applicable to common shareholders         $   137,223      $(15,292,514)     $(2,019,074)
                                                                 ===========      ============      ===========

     Weighted average number of common shares outstanding          6,273,268         5,353,078        4,996,694
                                                                 ===========      ============      ===========

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED                    $       .02      $      (2.86)     $      (.40)
                                                                 ===========      ============      ===========

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
                                           ============      ============      ============

5.      LAND AND REAL ESTATE DEVELOPMENT:

Real estate held for development or sale is summarized as follows at December
31:

                                                    1999                 1998
                                                    ----                 ----
Cost of land                                      $780,822          $ 3,610,592
Capitalized costs                                     --                638,499
                                                  --------          -----------
Total real estate                                  780,822            4,249,091
Less: Valuation allowance                             --             (1,818,211)
                                                  --------          -----------
Total                                             $780,822          $ 2,430,880
                                                  ========          ===========

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

7.      DEBT:

Long-term debt consists of the following at December 31:

                                                                                             1999              1998
                                                                                             ----              ----
Mortgage payable to Nomura Asset Capital Corporation, by HH Properties-I, Inc.,
a wholly owned subsidiary dated November 27, 1996, due in monthly installments of $477,257, including principal and interest at 9.19% over a 25-year period. In
2008, the interest rate recasts at no less than 14.19%. The mortgage is collateralized by all of the assets of HH Properties-I, Inc., one of the
Company's indirect wholly-owned hotel subsidiaries.                                      $54,244,191      $54,884,544

Mortgage payable to Nomura Asset Capital Corporation, by HH Properties-II, Inc.,
a wholly owned subsidiary, dated October 31, 1997, due in monthly installments of $239,147, including principal and interest at 8.38% over a 25 year period. In
2007, the interest rate recasts at no less than 13.38%. The mortgage is collateralized by all of the assets of HH Properties-II, Inc., one of the
Company's indirect wholly-owned hotel subsidiaries.                                       29,267,808       29,640,847

Mezzanine note payable to Nomura Asset Capital Corporation, dated November 27,
1996, payable in monthly installments of interest only at LIBOR plus 6%. On
October 31, 1997, the Company borrowed an additional $18.0 million at LIBOR plus
6% interest only. As part of the additional borrowing, the Company and the lender agreed to pay monthly installments of interest only in year one and two, at an interest rate of LIBOR plus 6% and additionally $583,333 monthly of minimum principal in years three through five. This note is collateralized by
substantially all assets of the Company. The note was due April 11, 2000.                 35,000,000       35,000,000

18.75% convertible subordinated debenture due April 11, 2000.                              3,164,063        7,500,000

$2.0 million note due April 30, 1999.                                                      2,000,000        4,000,000

10% subordinated note payable to Equity Inns Partnership, L.P. by the Company, payable in monthly installments of interest only. Principal payments of $250,000 are due January 31, April 30, July 31, October 31 of each year with the unpaid balance due October 31, 2000. The note is collateralized by 2,000,000 shares of the Company's common stock issued in the name of Hudson Hotels Properties Corp.,
a wholly owned subsidiary.                                                                  2,634,052        2,884,052

Capitalized lease obligations with varying maturities and varying interest rates             348,276                0

4.4% Town of Tonawanda bonds with yearly principal payments of $22,169 through
1997 and yearly principal payments of $18,745 thereafter until 2006.                         129,324          147,798
                                                                                        ---  -------     ------------

Total long-term debt                                                                     126,787,714      134,057,241
Less - current portion                                                                    (3,178,401)       (6,017,698)
                                                                                        ------------     ------------
                                                                                        $123,609,313     $128,039,543
                                                                                        ============     ============

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

On April 14, 2000, RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, purchased the mezzanine loan from Nomura Asset Capital Corporation. RHD Capital Ventures and the Company have executed a Forbearance Extension Agreement, which extends the forbearance on the existing defaults under the mezzanine loan through April 11, 2001.

Effective April 13, 2000, Oppenheimer Convertible Securities Fund executed an agreement to convert the Company's 18.75% Debenture, in accordance with the terms of the Debenture, to 1,666,667 shares of common stock of the Company. The Company has agreed to effect the registration of these shares.


On April 12, 2000, Equity Inns and the Company executed a Note Modification Agreement, which modified the payment terms and reinstated the Equity Inns debt. The Company will pay interest only at 10% for one year, and thereafter will amortize the loan, with a balloon payment in April 2006.

The Note Modification Agreement became effective upon the purchase of the Mezzanine Loan by RHD Capital Ventures.

The repayments reflecting the revised debt agreements for the next five years are as follows:

                                    2000                     $ 3,178,401
                                    2001                      36,409,994
                                    2002                       1,567,114
                                    2003                       1,712,281
                                    2004                       1,849,023

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

A summary of changes in common stock options and warrants during the year ended December 31, 1999, 1998 and 1997 is:


                                               NUMBER OF SHARES       PRICE PER SHARE
                                               ----------------       ---------------
Outstanding at December 31, 1996                   1,407,667           $1.50 - $8.375

Granted                                              627,000           $5.50 - $10.00
Exercised/Expired                                   (283,000)          $2.00 - $6.00
                                                   ---------

Outstanding at December 31, 1997                   1,751,667           $1.50 - $10.00

Granted                                              520,000           $4.00 - $4.50
Exercised/Expired/Forfeited                         (312,575)          $4.125 - $7.00
                                                   ---------

Outstanding at December 31, 1998                   1,959,092           $1.50 - $10.00

Granted                                              300,000                $4.00
Exercised/Expired/Forfeited                         (365,625)          $2.00 - $10.00
                                                   ---------

Outstanding at December 31, 1999                   1,893,467           $1.50 - $8.375
                                                   =========

Options and warrants exercisable at:
   December 31, 1999                               1,886,800
                                                   =========
   December 31, 1998                               1,952,133
                                                   =========
   December 31, 1997                               1,648,134
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

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors, based on franchise agreements which extend from ten to seventeen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately

$2,687,200, $2,731,600 and $1,567,600 for the years ended December 31, 1999,
1998 and 1997, respectively.

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

The components of the provision/(benefit) for income taxes are as follows:

                                1999              1998            1997
                                ----              ----            ----
      CURRENT:
        State              $         --       $    33,182     $     9,629
      DEFERRED:
        Federal            $         --         1,094,465        (765,864)
        State              $         --           293,410        (244,614)
                                              -----------     -----------

      TOTAL                $         --       $ 1,421,057     $(1,000,849)
                                              ===========     ===========

Deferred tax (liabilities) assets are comprised of the following at December 31:

                                             1999                1998
                                             ----                ----

      Depreciation                        $(1,805,289)        $(1,581,218)
      Minority interest                       (11,888)            (11,888)
                                          -----------         -----------

      Gross deferred tax liability         (1,817,177)         (1,593,106)
                                          -----------         -----------

      Operating Loss carryforwards          4,652,234           3,511,081
      Capital loss carryforward             1,374,531                --
      Accrued expenses                        821,147           1,051,893
      Deferred revenue                         74,094              73,975
      Bad debt reserve                         56,982             236,424
      Tax credit                               85,787              79,751
      Financing costs                         125,025              62,566
      Writedown of assets                        --             2,044,569
      Miscellaneous                            17,178              42,636
                                          -----------         -----------

        Gross deferred tax assets           7,206,978           7,102,895
                                                              -----------
      Valuation allowance                  (5,389,801)         (5,509,789)
                                          -----------         -----------

      Net deferred tax asset              $       -0-         $       -0-
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

The following presents the segments' performance measure to the Company's consolidated income (loss) before taxes, minority interest, and equity in operations of partnerships:


                                                            1999          1998          1997
                                                            ----          ----          ----
EBITDA
     Hotel operations                                     $ 15,053      $ 15,931      $ 10,307
     Management and other                                      396           674          (228)
Interest                                                   (12,537)      (14,180)       (9,028)
Depreciation and amortization                               (6,535)       (6,130)       (4,097)
Loss on asset valuation                                       --          (5,260)         --
Non-recurring costs                                           --          (4,839)         --
Other                                                         (105)          (72)          195
                                                          --------      --------      --------

Income (loss) before income taxes, minority interest,
     and equity in operations of partnerships             $ (3,728)     $(13,876)     $ (2,851)
                                                          ========      ========      ========


18.      SELECTED QUARTERLY FINANCIAL DATA:

Unaudited interim quarterly results for the Company over the past two years were as follows (in thousands, except per share data):

---------------------------- ----------- ------------- ---------------------- -------------------
FISCAL YEAR                               INCOME FROM   INCOME (LOSS) BEFORE   NET INCOME/(LOSS)
ENDING 12/31/99               NET SALES    OPERATIONS    EXTRAORDINARY ITEMS
---------------------------- ----------- ------------- ---------------------- -------------------
Fourth quarter                 $11,483      $   209           $ (2,983)             $(3,044)
---------------------------- ----------- ------------- ---------------------- -------------------
Third quarter, as reported      14,011        2,723               (248)               3,841
---------------------------- ----------- ------------- ---------------------- -------------------
Adjustment                        --           --                 (275)                (275)
---------------------------- ----------- ------------- ---------------------- -------------------
Third quarter, as restated      14,011        2,723               (523)               3,566
---------------------------- ----------- ------------- ---------------------- -------------------
Second quarter                  13,861        3,679                577                  577
---------------------------- ----------- ------------- ---------------------- -------------------
First quarter                   11,916        2,303               (834)                (834)
---------------------------- ----------- ------------- ---------------------- -------------------

---------------------------- ----------- ------------- ---------------------- -------------------
FISCAL YEAR
ENDING 12/31/98
---------------------------- ----------- ------------- ---------------------- -------------------
Fourth quarter                  14,167       (4,326)           (11,752)             (11,752)
---------------------------- ----------- ------------- ---------------------- -------------------
Third quarter                   16,678        3,564             (3,220)              (3,220)
---------------------------- ----------- ------------- ---------------------- -------------------
Second quarter                  14,788        3,674                352                  352
---------------------------- ----------- ------------- ---------------------- -------------------
First quarter                   12,007        2,303               (545)                (545)
---------------------------- ----------- ------------- ---------------------- -------------------

---------------------------- ----------------------------------- -----------------------------
FISCAL YEAR                   INCOME BEFORE EXTRAORDINARY ITEMS   NET INCOME/(LOSS) PER SHARE
ENDING 12/31/99                  PER SHARE BASIC AND DILUTED           BASIC AND DILUTED
---------------------------- ----------------------------------- -----------------------------
Fourth quarter                             $  (.46)                         $  (.47)
---------------------------- ----------------------------------- -----------------------------
Third quarter, as reported                    (.04)                             .59
---------------------------- ----------------------------------- -----------------------------
Adjustment                                    (.04)                            (.04)
---------------------------- ----------------------------------- -----------------------------
Third quarter, as restated                    (.08)                             .55
---------------------------- ----------------------------------- -----------------------------
Second quarter                                 .09                              .09
---------------------------- ----------------------------------- -----------------------------
First quarter                                 (.15)                            (.15)
---------------------------- ----------------------------------- -----------------------------

---------------------------- ----------------------------------- -----------------------------
FISCAL YEAR
ENDING 12/31/98
---------------------------- ----------------------------------- -----------------------------
Fourth quarter                               (2.05)                           (2.05)
---------------------------- ----------------------------------- -----------------------------
Third quarter                                 (.61)                            (.61)
---------------------------- ----------------------------------- -----------------------------
Second quarter                                 .06                              .06
---------------------------- ----------------------------------- -----------------------------
First quarter                                 (.11)                            (.11)
---------------------------- ----------------------------------- -----------------------------


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


Name and Title                           Age                        Business Experience
E. Anthony Wilson, Chairman of the        55    E. Anthony Wilson serves as the Chairman of the Board and
Board and Chief Executive Officer               Chief Executive Officer of the Company. Mr. Wilson was a
                                                co-founder of the Company, has served as its Chairman of the
                                                Board since its inception, and as Chief Executive Officer
                                                since January 1993. In 1984 he co-founded Hudson Hotels Corp.
                                                which was acquired by the Company in June 1992. He has over 25 years experience in the hospitality and real estate industries as a developer, owner and manager. As general partner of
                                                Wilson Enterprises, L.P., a real estate development firm in
                                                Rochester, New York, he has developed a significant amount of office, warehouse, apartments and related facilities. Mr.
                                                Wilson is an alumnus of the School of Business at Indiana
                                                University. He has served as the Chairperson of the Strong
                                                Memorial Hospital Children's Fund, and has been a Director of
                                                Erdle Perforating Corp., and the Rochester Family of Mutual
                                                Funds.

Bruce A. Sahs, Senior Vice                55    Mr. Sahs is currently serving as the Company's Senior Vice
President                                       President and has held various other capacities throughout his tenure, commencing in June 1986.

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

Alan S. Lockwood, Director and            47    Alan S. Lockwood is a partner in the law firm of Boylan,
Secretary                                       Brown, Code, Fowler, Vigdor & Wilson, LLP of Rochester, New
                                                York, which firm is general counsel to the Company. Mr.
                                                Lockwood specializes in corporate finance and has been
                                                affiliated with Boylan, Brown since 1978. He is a graduate of
                                                Cornell University School of Arts and Sciences and Cornell Law
                                                School. Mr. Lockwood has served as Secretary of the Company since its inception.


Ralph L. Peek, CPA                        51    Ralph L. Peek has been a general partner of Wilson
Vice President and Treasurer                    Enterprises, L.P. since 1978, and he has been involved with the Company and has served as a Director since its inception in 1987. As of December 31, 1996, Mr. Peek was named Vice
                                                President and Treasurer of the Company. Mr. Peek is licensed as a certified public accountant and received his Bachelor of
                                                Science degree from the Rochester Institute of Technology.


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

TRANSACTIONS WITH M,L,R&R PARTNERSHIP AND AFFILIATES

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

TRANSFER AND SALE OF CERTAIN ASSETS - In December 1998 and January 1999 Hudson transferred properties and a lease to companies which are affiliates of M,L,R&R. The Company undertook these transfers to obtain working capital, which it required to pay operating expenses and debt service during its traditionally slow first quarter. The transfers were: (i) the lease of the Inn on the Lake, owned by L, R, R & M L.L.C. by Canandaigua Hotel Corp., a subsidiary of Hudson was terminated and the company entered into a management contract for that property; and (ii) H.H. Properties Southwest, Inc., a subsidiary of Hudson, sold five (5) parcels of vacant land in Texas and Arizona to Transport Associates. The Company received approximately $2.3 million in cash from these transactions.

PURCHASE OF MEZZANINE DEBT - On April 14, 2000, RHD Capital Ventures, LLC, a New York limited liability company, owned and controlled by Richard Sands, purchased the Company's $35,000,00 mezzanine loan and took assignment of the collateral therefor. RHD Capital and the Company then executed a Forebearance Extension Agreement extending the forbearance until April 11, 2001. The Company anticipates that it will discuss and consider with RHD Capital the restructuring of the debt service under the mezzanine loan.

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

         10.30 Promissory Note between the Company and Equity Inns Partnership, L.P. (m)

         10.31    Guaranty between the Company and Equity Inns Partnership, L.P.
                  (m)

         10.32 Pledge Agreement between the Company and Equity Inns Partnership, L.P. (m)

         10.33    Amended and Restated Mezzanine Loan Agreement (m)

         10.34    Employment Agreement (Wilson) (n)

         10.35    Employment Agreement (George) (n)

         10.36    Employment Agreement (Sabin) (n)

         10.37 Forbearance Extension Agreement between the Company and RHD Capital Ventures LLC (o)

         10.38 Agreement between the Company and Oppenheimer Convertible Securities Fund (o)

         10.39 Note Modification Agreement between the Company and Equity Inns Partnership, L.P. (o)

         11       Statement re: Computation of Per Share Earnings

         18 Letter on Accounting Change for Revenue Recognition of Franchise Fees (e)

         21       Subsidiaries of the Registrant

         23.1     Consent of PricewaterhouseCoopers, LLP

         24       Power of Attorney (a)

         27       Financial Data Schedule

         28.1 Form of Consulting Agreement entered into between the Registrant and the Underwriter (a)

         28.2     Form of Employee Stock Plan adopted by the Registrant (a)

         99       Forward Looking Statements

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

         (j) Filed as an Exhibit to the Company's Form 8-K Current Report dated August 28, 1996

         (k) Filed as an Exhibit to the Company's Form 10-QSB Quarterly Report for the quarter ended September 30, 1996

         (l) Filed as an Exhibit to the Company's Form 8-K Current Report dated November 27, 1996

         (m) Filed as an Exhibit to the Company's 8-K Current Report dated October 31, 1997

         (n) Filed as an Exhibit to the Company's Form 10K Annual Report dated April 14, 1999.

         (o) Filed as an Exhibit to the Company's Form 8-K Current Report dated April 14, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HOTELS CORPORATION

Dated:   April 25, 2000                    By:  /s/ E. Anthony Wilson
                                           -------------------------------------
                                                   E. Anthony Wilson
                                                   Chief Executive Officer,
                                                   President and Director

Dated:   April 25, 2000                    By: /s/ Ralph L. Peek
                                           -------------------------------------
                                                   Ralph L. Peek
                                                   Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                   TITLE                    DATE
---------                                   -----                    ----
PRINCIPAL EXECUTIVE OFFICER:


/s/ E. Anthony Wilson              Chairman of the Board,        April 25, 2000
------------------------------     Chief Executive Officer,
E. Anthony Wilson                  President and Director


PRINCIPAL FINANCIAL OFFICER:


/s/ Ralph L. Peek                  Vice President, Treasurer     April 25, 2000
------------------------------     and Director
Ralph L. Peek



/s/ Richard C. Fox                 Director                      April 25, 2000
------------------------------
Richard C. Fox



/s/ Alan S. Lockwood               Secretary and Director        April 25, 2000
------------------------------
Alan S. Lockwood