Form 10-K/A
period 1999-12-31
HUDSON HOTELS CORP
filed 2000-04-28
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                 AMENDMENT NO. 2
                                       TO
                                    FORM 10-K

                       AMENDMENT TO APPLICATION OR REPORT
                 FILED PURSUANT TO SECTION 12, 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                            HUDSON HOTELS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                              AMENDMENT NO. 2

              The undersigned registrant hereby amends the following items of its Annual Report for the fiscal year ended December 31, 1999 on Form 10-K as set forth in the pages attached hereto:

Item 10.   Directors and Executive Officers of the Company; Compliance with
           Section 16(A) of the Exchange Act.

Item 11.   Executive Compensation.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Registrant's revenues for the year ended December 31, 1999: $51,271,369.

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

The number of shares outstanding of each of the Registrant's classes of common stock as of March 28, 2000, is as follows:

                        6,496,902 Shares of Common Stock
                            Par Value $.001 per share

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of April 26, 2000 the directors and executive officers of the Company were as follows:


                    NAME               AGE                     POSITION

        E. Anthony Wilson              55        Chairman of the Board of Directors, President,
                                                 Chief Executive Officer, and Director
        Bruce A. Sahs                  54        Senior Vice President
        Ralph L. Peek                  50        Vice President, Treasurer and Director
        Richard C. Fox                 53        Director
        Alan S. Lockwood               46        Director and Secretary



         All directors serve for a term of one year and until their successors are duly elected. All officers serve at the discretion of the Board of Directors.

         Information regarding the Company's Executive Officers and Directors is included below.


Name and Title                           Age                        Business Experience
E. Anthony Wilson, Chairman of the        55    E. Anthony Wilson serves as the Chairman of the Board, President
Board and Chief Executive Officer               and Chief Executive Officer of the Company. Mr. Wilson was a
                                                co-founder of the Company, has served as its Chairman of the
                                                Board since its inception, and as Chief Executive Officer
                                                since January 1993. In 1984 he co-founded Hudson Hotels Corp.
                                                which was acquired by the Company in June 1992. He has over 25 years experience in the hospitality and real estate industries as a developer, owner and manager. As general partner of
                                                Wilson Enterprises, L.P., a real estate development firm in
                                                Rochester, New York, he has developed a significant amount of office, warehouse, apartments and related facilities. Mr.
                                                Wilson is an alumnus of the School of Business at Indiana
                                                University. He has served as the Chairperson of the Strong
                                                Memorial Hospital Children's Fund, and has been a Director of
                                                Erdle Perforating Corp., and the Rochester Family of Mutual
                                                Funds.

Bruce A. Sahs, Senior Vice                55    Mr. Sahs is currently serving as the Company's Senior Vice
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

Alan S. Lockwood, Director and            47    Alan S. Lockwood is a partner in the law firm of Boylan,
Secretary                                       Brown, Code, Vigdor & Wilson, LLP of Rochester, New
                                                York, which firm is general counsel to the Company. Mr.
                                                Lockwood specializes in corporate finance and has been
                                                affiliated with Boylan, Brown since 1978. He is a graduate of
                                                Cornell University School of Arts and Sciences and Cornell Law
                                                School. Mr. Lockwood has served as Secretary of the Company since its inception.


Ralph L. Peek, CPA                        51    Ralph L. Peek has been a general partner of Wilson
Vice President and Treasurer                    Enterprises, L.P. since 1978, and he has been involved with the Company and has served as a Director since its inception in 1987. As of December 31, 1996, Mr. Peek was named Vice
                                                President and Treasurer of the Company. Mr. Peek is licensed as a certified public accountant and received his Bachelor of
                                                Science degree from the Rochester Institute of Technology.

Richard C. Fox                            53,   Richard C. Fox currently owns and operates 86 Wendy's restaurants and has been a franchisee of Wendy's for over 20 years. Mr.
                                                Fox's restaurants are located principally in Rochester, New
                                                York, Ft. Wayne and South Bend, Indiana, Erie, Pennsylvania,
                                                Cleveland, Ohio and Buffalo, New York. Mr. Fox is originally from the Cleveland, Ohio area, is a graduate of Kenyon College and received his MBA from Harvard Business School in 1971. After graduating from Harvard, Mr. Fox worked with Price Waterhouse
                                                Co. In 1974, he moved to Columbus, Ohio to become the Financial
                                                Vice President of Wendy's International, Inc. He left Wendy's
                                                International, Inc. to become a Wendy's franchisee in 1976. Mr.
                                                Fox is a member of the Board of Trustees of the Norman Howard
                                                School, the McQuaid Jesuit High School, St. Thomas More Church,
                                                Genesee Country Museum and is a member of the Board of Directors of Vehicare Corp.

         There are no arrangements or understandings between any director or executive officer and any other persons pursuant to which any such directors or executive officers was or is to be selected as a director or nominee for director.

         In September 1993, the Company adopted the 1993 Director Stock Option Plan. The 1993 Director Stock Option Plan originally authorized the issuance of options to purchase up to 135,000 shares of Common Stock by Directors pursuant to the formula set forth in the plan; on June 11, 1998, the Shareholders authorized the issuance of an additional 81,000 shares pursuant thereto. Pursuant to the 1993 Director Stock Option Plan, each non-employee director is granted options to purchase 27,000 shares of the Company's stock, at the closing price on the date of grant, vesting over three years. Options to purchase 54,000 under the 1993 Director Stock Option Plan were outstanding as of December 31, 1999; none of these options have been exercised.

         Non-management directors are paid $1,000 for each board meeting attended and $500 for each committee meeting attended. Directors who are also full time employees are not paid directors' fees.

         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. Based solely upon its review for Forms 3 and 4 year ended December 31, 1999 and in reliance upon written representations regarding the necessity to file Form 5, and except as previously reported, the Company has determined that, to the best of its knowledge, no officer, director or shareholder required to file such form has failed to do so timely.

ITEM 11. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation for fiscal 1997, 1998 and 1999 to the Company's Chief Executive Officer, officers who earned in excess of $100,000 and to all executive officers as a group.


                                            SUMMARY COMPENSATION TABLE

      NAME OF INDIVIDUAL OR GROUP             YEAR        CASH COMPENSATION (a)       OPTIONS/SARS (#)     RESTRICTED
        AND PRINCIPAL POSITION                                                                            STOCK AWARDS
                                                                                                               ($)

E. Anthony Wilson, CEO                        1999              $ 431,327                      0                     0
                                              1998                300,146                500,000                     0
                                              1997                359,892                 50,000                     0


Michael George, COO                           1999               $332,083                      0                     0
                                              1998                124,819                500,000               $20,000
                                              1997                    N/A                    N/A                     0

John M. Sabin, CFO                            1999               $254,299                      0               $19,688
                                              1998                169,704                500,000                20,000
                                              1997                    N/A                    N/A                     0

Ralph L. Peek                                 1999               $111,903                      0                     0
                                              1998                 89,668                      0                     0
                                              1997                 78,685                 10,000                     0



Taras Kolcio                                  1999               $101,650                      0                     0
                                              1998                 87,135                 10,000                     0
                                              1997                 81,324                 10,000                     0




All Executive Officers as a Group (6          1999             $1,328,491                      0               $19,688
in 1999; 6 in 1998; 4 in 1997)                1998                909,960              1,510,000               $40,000
                                              1997                677,327                 80,000                     0





                  Note: Columnar information required by Item 402(a)(2) has been omitted for categories where there has been no compensation awarded to, earned by, or paid to, any of the named Executives required to be reported in the table during fiscal 1997, 1998 and 1999.

(a) In addition, the Company provided Messrs. Wilson, George, Sabin and Sahs with an automobile. Other than the cash compensation set forth in the table, none of the Executive Officers individually, nor the Executive Officers as a group, received non-cash benefits having a value exceeding $50,000, or 10% of their cash compensation.

(b) In 1999, the Company issued to Mr. Sabin 25,000 shares of common stock in connection with the termination of Mr. Sabin's employment agreement.






                                      AGGREGATED OPTION EXERCISES IN 1999 AND
                                            1999 YEAR-END OPTION VALUES

                                                                                                                 (1)
                                                                                                              VALUE OF
                                                                                    NUMBER OF                UNEXERCISED
                                                                                   UNEXERCISED              IN-THE-MONEY
                                                                                  OPTIONS/SARS              OPTIONS/SARS
                                          SHARES               VALUE              AT FY-END (#)               AT FY END
                                         ACQUIRED            REALIZED              EXERCISABLE               EXERCISABLE
            NAME                       ON EXERCISE               $                UNEXERCISABLE             UNEXERCISABLE
-----------------------------      ---------------------   --------------     ----------------------    ----------------------

E. Anthony Wilson                                     0                0            450,000/                     0/0
                                                                                    400,000
Ralph L. Peek                                         0                0             37,000/                     0/0
                                                                                        0
Michael George                                        0                0                0/                       0/0
                                                                                        0
Bruce A. Sahs                                         0                0            155,000/                     0/0
                                                                                        0
Taras Kolcio                                          0                0             28,667/                     0/0
                                                                                      3,333

(1) based upon a stock price of $0.625 the closing price on April 26, 2000.

                              EMPLOYMENT AGREEMENTS

         E. Anthony Wilson, Chairman, President and Chief Executive Officer; entered into an Employment Agreement with the Company effective May 1, 1998. The employment agreement was entered into in contemplation that Hudson Hotels Trust would also employ Mr. Wilson and share the obligations under the contracts; however, with the failure of Hudson Hotels Trust, the Company is responsible for all obligations thereunder. The Company also had employment agreements with John Sabin and Michael George. Mr. Sabin's agreement was terminated effective September 1, 1999, and Mr. George's agreement was terminated effective March 1, 2000.

         The Employment Agreement has a term of five years, and may be terminated by the Company for cause (as defined in the Agreements) or upon the death or disability of the employee. In addition, either the Company or the Employee can terminate the Agreement if the IPO of Hudson Hotels Trust has not been completed within one year from the effective date. In the event of the disability of Employee or termination of the Agreement by the Employee for Good Reason, the Employee is entitled to receive severance equal to one year's base salary, payable over two years. Good Reason means (i) material change of Employee's duties, (ii) material breach by the Company, or (iii) voluntary termination by Employee within ninety (90) days after a Change in Control. The severance is also payable in the event of a termination due to the failure to complete the IPO of Hudson Hotels Trust.

         The Employment Agreement sets out the following compensation:


                              BASE SALARY               BONUS POOL           STOCK OPTIONS(2)
                                                       PARTICIPATION(1)

E. Anthony Wilson               $360,000                   20%                  500,000





                For the purposes of the Agreements, "CHANGE IN CONTROL" means the occurrence of any one of the following events:


(i) (A) any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation or which contemplates that all or substantially all of the business and/or assets of the Company, shall be controlled by another corporation or (B) a recapitalization (including an exchange of the Company's equity securities by the holders thereof), in either case, in which any "Person" (as such term is used in Section 13 (d) and 14 (d)
(2) of the Exchange Act), becomes the beneficial owner (within the meaning of Rule 13d 3 promulgated under the Exchange Act) of securities of the Company representing more than 50% of the combined power of the then outstanding securities ordinarily having the right to vote in the election of directors;

(ii) any sale, lease, exchange or transfer (in one transaction or series of related transactions) of all or substantially all of the assets of the Company;

(iii) approval by the shareholders of the Company, as the case may be, of any plan or proposal for the liquidation or dissolution of the Company, unless such plan or proposal is abandoned within sixty (60) days following such approval;

(iv) any "Person" (as such term is used in Sections 13 (d) and 14 (d) (2) of the Exchange Act), shall become the beneficial owner of securities of the Company, representing more than 50% of the combined voting power of outstanding securities ordinarily having the right to vote in the election of directors more than 50% of the then existing directors of either the Company are changed at any election of the Board of

----------
(1) Subject to maximum cap of 100% of base salary.
(2) 100,000 vested immediately; the balance vested over time, subject to meeting certain performance-based criteria.

Directors and such new Board of Directors asks for the resignation of or terminates the employment of Employee.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The members of the Compensation Committee consist of Messrs. Fox and Lockwood. Each member is a non-employee director and does not have any direct or indirect material interest in or relationship with the Company outside of his position as director, except that Mr. Lockwood is a partner in the law firm that serves as counsel to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of April 26, 2000, the name and address of each director and executive officer who owns shares of Common Stock and each other person known by the Company to own beneficially more than 5% of the Company's outstanding shares of Common Stock and the number of shares owned by all directors and executive officers of the Company, as a group, together with the respective percentage holdings of each such person.


NAME AND ADDRESS                            AMOUNT AND NATURE OF                                       PERCENT OF
OF BENEFICIAL OWNER(1)(2)                   BENEFICIAL OWNERSHIP (1)(2)                                CLASS (1)(2)
-------------------------                   ---------------------------                                ------------

E. Anthony Wilson                                     1,328,416(3)                                            15.00%
300 Bausch & Lomb Place
Rochester, New York  14604

Bruce Sahs                                              155,858(4)                                             1.87%
300 Bausch & Lomb Place
Rochester, New York  14604

Ralph L. Peek                                           522,869(5)                                             6.35%
300 Bausch & Lomb Place
Rochester, New York  14604

Richard C. Fox                                          152,798(6)                                             1.87%
20 North Union Street
Rochester, New York  14607

Alan S. Lockwood                                         34,950(7)                                             0.43%
7291 Dennisport Lane
Victor, New York 14564

M,L,R&R                                               1,538,107(8)                                            18.28%
300 Willowbrook Office Park
Fairport, New York  14550

LIVA & Co., f/b/o                                       454,900(9)                                             5.41%
The Q-Tip Trust of
Jennifer L. Ansley
The Chase Manhattan Bank, N.A.
Rochester, New York

Oppenheimer Convertible Securities Fund               1,666,667                                               20.42%
2 World Trade Center, 34th Floor
New York, New York 10048-0203


All directors and executive officers                  2,061,009(1),(2),(3),(4),(5),(6),(7),                   22.67%
as a group (5 persons)


(1) Unless otherwise indicated below, each director, officer and 5% shareholder has sole voting and investment power with respect to all shares beneficially owned.

(2) Does not give effect to 668,125 shares reserved for issuance upon the exercise of outstanding warrants issued to non-affiliates.

(3) Includes 22,000 shares in trust to Rebecca S. Wilson, Mr. Wilson's daughter. Includes 211,875 shares issuable upon exercise of outstanding warrants of the Company, which shares Mr. Wilson has the right to acquire within sixty (60) days. Includes 102,007 shares owned by Wilson Enterprises, L.P. and 31,875 shares issuable upon exercise of non-qualified stock options granted to Wilson Enterprises, L.P. of which Mr. Wilson is a general partner, and which option shares Mr. Wilson has the right to acquire within 60 days. Also includes an aggregate of 450,000 shares issuable upon exercise of non-qualified stock options granted to E. Anthony Wilson, which shares Mr. Wilson has the right to acquire within 60 days. Does not include 300,000 shares issuable upon exercise of the options, which shares have not yet vested, and 100,000 shares issuable upon exercise of options, which exercise is conditioned upon the fulfillment of a material performance standard.

(4) Includes an aggregate of 155,000 shares issuable upon exercise of non-qualified stock options granted to Mr. Sahs, which shares Mr. Sahs has the right to receive within 60 days.

(5) Includes 127,094 shares owned beneficially and of record by Patricia L. Peek, wife of Mr. Peek, ownership of which shares Mr. Peek specifically disclaims. Includes 18,000 shares owned by Kacey L. Peek, Mr. Peek's daughter under the Uniform Gifts to Minors Act. Includes 102,007 shares by Wilson Enterprises, L.P. and 31,875 shares issuable upon exercise of a non-qualified stock option granted to Wilson Enterprises, L.P. of which Ralph L. Peek is a general partner, and an aggregate of 37,000 shares issuable upon exercise of non-qualified stock options granted to Ralph L. Peek, which shares Mr. Peek has the right to acquire within 60 days.

(6) Includes 43,000 shares owned by Wendy's Restaurants of Rochester, Inc. and 40,000 shares owned by JV Renard & Company, Inc. Includes 18,000 shares issuable upon exercise of a non-qualified stock option granted to Mr. Fox as a director of the Company, which shares Mr. Fox has the right to acquire within sixty (60) days; does not include 9,000 shares issuable upon exercise of the option, which shares have not yet vested.

(7) Includes 18,000 shares issuable upon exercise of a non-qualified stock option granted to Mr. Lockwood as a director of the Company, which shares Mr. Lockwood has the right to acquire within sixty (60) days; does not include 9,000 shares issuable upon exercise of the option, which shares have not yet vested. Also includes 6,667 shares issuable upon exercise of a non-qualified stock option granted to 900 Midtown Investments, an investment partnership whose sole partners are Robert Brown, John Wilson, Richard Palumbo, Michael Howard, Howard Konar, Catherine Foerster, Sue Jacobson and Mr. Lockwood, which shares 900 Midtown Investments has the right to acquire within 60 days.

(8) Includes 1,000,000 shares owned by M, L, R &R, and 250,000 shares issuable upon exercise of warrants issued to M, L, R & R, which shares M, L, R & R has the right to acquire within sixty (60) days. Also includes the following numbers of shares owned individually by the partners of M, L, R &
     R: The Marvin Sands Master Trust - 19,500; Richard E. Sands - 176,216; Robert S. Sands - 45,847; CWC Partnership-I - 46,544. Does not include any shares owned by LIVA & Co. f/b/o the Q-Tip Trust of Jennifer L. Ansley (Sands), the wife of Richard E. Sands, ownership of which shares Mr. Sands disclaims. Each of the partners of M, L, R & R disclaims ownership of three-quarters of the shares owned by M, L, R & R, and of all of the shares owned individually by any other partner of M, L, R & R.

(9) Includes 247,467 shares issuable upon conversion of the Company's Series A Preferred Stock, which the Trust has the right to receive within 60 days. Does not include an aggregate of 39,640 shares held by trusts for the children of Loren G. Ansley, or 47,256 shares reserved for issuance upon conversion of 47,256 Series A Preferred Shares held by those trusts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HOTELS CORPORATION

Dated:   April 28, 2000                    By:  /s/ E. Anthony Wilson
                                           -------------------------------------
                                                   E. Anthony Wilson
                                                   Chief Executive Officer,
                                                   President and Director

Dated:   April 28, 2000                    By: /s/ Ralph L. Peek
                                           -------------------------------------
                                                   Ralph L. Peek
                                                   Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                   TITLE                    DATE
---------                                   -----                    ----
PRINCIPAL EXECUTIVE OFFICER:


/s/ E. Anthony Wilson              Chairman of the Board,        April 28, 2000
------------------------------     Chief Executive Officer,
E. Anthony Wilson                  President and Director


PRINCIPAL FINANCIAL OFFICER:


/s/ Ralph L. Peek                  Vice President, Treasurer     April 28, 2000
------------------------------     and Director
Ralph L. Peek



/s/ Richard C. Fox                 Director                      April 28, 2000
------------------------------
Richard C. Fox



/s/ Alan S. Lockwood               Secretary and Director        April 28, 2000
------------------------------
Alan S. Lockwood