Form 10-Q
period 2000-03-31
HUDSON HOTELS CORP
filed 2000-05-15
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended.................................................March 31, 2000
Commission File Number...................................................0-17838



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

           YES     /X/                        NO    / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 10, 2000 the Registrant had issued and outstanding 8,188,569 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                                2000               1999
                                                                            ------------       ------------
OPERATING REVENUES:
       Hotel operations                                                       11,068,970       $ 11,273,052
       Management fees                                                           401,582            355,744
       Royalties                                                                 373,967            286,901
       Other                                                                       3,659                 98
                                                                            ------------       ------------

               Total operating revenues                                       11,848,178         11,915,795
                                                                            ------------       ------------

OPERATING COSTS AND EXPENSES
       Direct                                                                  7,274,714          6,971,760
       Corporate                                                               1,563,963          1,145,886
       Depreciation and amortization                                           1,676,601          1,495,289
                                                                            ------------       ------------


               Total operating costs and expenses                             10,515,278          9,612,935
                                                                            ------------       ------------

       Income from operations                                                  1,332,900          2,302,860
                                                                            ------------       ------------

OTHER INCOME (EXPENSE):
       Interest income                                                            70,635             56,332
       Interest expense                                                       (3,116,629)        (3,162,531)
       (Loss) on disposition of property and equipment                          (153,682)                --
                                                                            ------------       ------------
           Total other expense                                                (3,199,676)        (3,106,199)
                                                                            ------------       ------------

           Loss from continuing operations, before income taxes,
              minority interest and equity on net losses of affiliates        (1,866,776)          (803,339)

PROVISION FOR INCOME TAXES                                                        31,754              2,471
                                                                            ------------       ------------

           Loss from continuing operations, before minority interest
              and equity on net losses of affiliates                          (1,898,530)          (805,810)

MINORITY INTEREST                                                                (23,397)           (21,544)
EQUITY IN OPERATIONS OF AFFILIATES                                               (17,062)            (6,539)
                                                                            ------------       ------------

NET LOSS                                                                    $ (1,938,989)      $   (833,893)
                                                                            ============       ============

NET LOSS PER COMMON SHARE - BASIC AND DILUTED                               $       (.30)      $       (.15)
                                                                            ============       ============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                  2000                1999
                                                              -------------       -------------
ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                               $     886,106       $   1,489,438
      Cash - restricted                                           4,136,194           3,847,208
      Accounts receivable - trade                                 1,331,801             992,505
      Prepaid expenses and other                                    834,756           1,441,892
                                                              -------------       -------------
TOTAL CURRENT ASSETS                                              7,188,857           7,771,043

INVESTMENTS IN PARTNERSHIP INTERESTS                              1,567,924           1,591,283

LAND AND REAL ESTATE DEVELOPMENT                                    780,822             780,822

PROPERTY AND EQUIPMENT, NET                                     120,711,873         121,728,780

OTHER ASSETS                                                      6,087,699           6,339,628
                                                              -------------       -------------
      TOTAL ASSETS                                            $ 136,337,175       $ 138,211,556
                                                              =============       =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:

      Lines of credit                                         $     400,000       $     400,000
      Current portion of long-term debt                           2,875,809           3,178,401
      Accounts payable - trade                                    2,206,050           1,376,111
      Other accrued expenses                                      5,927,321           6,337,369
                                                              -------------       -------------

TOTAL CURRENT LIABILITIES                                        11,409,180          11,291,881
                                                              -------------       -------------

LONG-TERM DEBT                                                  123,562,438         123,609,313
                                                              -------------       -------------

DEFERRED REVENUE - LAND SALE                                        185,055             185,055
                                                              -------------       -------------

LIMITED PARTNERS' INTEREST IN
CONSOLIDATED PARTNERSHIP                                          1,071,314           1,060,613
                                                              -------------       -------------

SHAREHOLDERS' INVESTMENT:

      Preferred stock                                                   295                 295
      Common stock                                                    6,532               6,507
      Additional paid-in capital                                 21,981,509          21,966,221
      Accumulated deficit                                       (21,837,897)        (19,867,078)
                                                              -------------       -------------
                                                                    150,439           2,105,945

      Less:  10,000 shares of common stock in treasury,
         at cost at March 31, 2000 and December 31, 1999            (41,251)            (41,251)
                                                              -------------       -------------

TOTAL SHAREHOLDERS' INVESTMENT                                      109,188           2,064,694
                                                              -------------       -------------

      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $ 136,337,175       $ 138,211,556
                                                              =============       =============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

                                                  ADDITIONAL             ADDITIONAL
                                        SERIES A    PAID-IN                PAID-IN
                                       PREFERRED    CAPITAL     COMMON     CAPITAL      ACCUMULATED   TREASURY
                                         STOCK     PREFERRED    STOCK      COMMON         DEFICIT       STOCK       TOTAL
                                         -----     ---------    -----      ------         -------       -----       -----
BALANCE, DECEMBER 31, 1999                $295     $1,560,705   $6,507   $20,405,516   $(19,867,078)  $(41,251)  $ 2,064,694

  Net Loss                                  --             --       --            --     (1,938,989)        --    (1,938,989)

  Issuance of stock                         --             --       25        15,288             --         --        15,313

  Cash dividends paid on preferred stock    --             --       --            --        (31,830)        --       (31,830)
                                          ----     ----------   ------   -----------   ------------   --------   -----------

BALANCE,  MARCH 31, 2000                  $295     $1,560,705   $6,532   $20,420,804   $(21,837,897)  $(41,251)  $   109,188
                                          ====     ==========   ======   ===========   ============   ========   ===========



Stock balances at December 31, 1999:

  Common stock: 6,496,902 shares;
     Preferred stock:  294,723 shares

Stock balances at March 31, 2000:

  Common stock: 6,521,902 shares;
     Preferred stock: 294,723 shares



  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2000 AND 1999
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                      2000             1999
                                                                  -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                                        $(1,938,989)      $  (833,893)
     Adjustments to reconcile net loss to net
        cash from operating activities:
      Depreciation and amortization                                 1,676,601         1,495,289
      Minority interest in operations                                  23,397            21,544
      Loss in disposal of assets                                      153,682                --
      Equity in operations                                             17,062             6,539
      Capital distributions from unconsolidated
         partnership interests                                         14,000             4,724
      (Increase) decrease in assets -
         Accounts receivable - trade                                 (339,296)         (217,382)
      Prepaid expenses and other                                      390,757          (338,749)
      Increase (decrease) in liabilities -
         Accounts payable                                             829,939          (293,661)
      Other accrued expenses                                         (410,048)          (87,511)
                                                                  -----------       -----------
         Net cash provided (used in) by operating activities          417,105          (243,100)
                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in restricted cash                                       (288,986)       (1,081,573)
   Cash collected on sale of land                                          --         1,650,058
   Change in affiliates accounts and notes receivable                      --           166,056
   Capital contribution to unconsolidated partnership                      --            (1,500)
   Purchase of equipment                                             (602,083)         (500,569)
   Change in other assets                                             251,929          (141,908)
                                                                  -----------       -----------

      Net cash provided by (used in) investing activities            (639,140)           90,564
                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of mortgages and debt                                   (349,467)         (518,737)
   Distributions to limited partners                                       --           (22,552)
   Dividends paid                                                     (31,830)          (31,830)
                                                                  -----------       -----------

      Net cash provided by/(used in)financing activities             (381,297)         (573,119)
                                                                  -----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (603,332)         (725,655)

CASH AND CASH EQUIVALENTS - beginning of period                     1,489,438         1,751,580
                                                                  -----------       -----------

CASH AND CASH EQUIVALENTS - end of period                         $   886,106       $ 1,025,925
                                                                  ===========       ===========

OTHER INFORMATION:
   Cash paid during the period for:
      Interest                                                    $ 3,000,212       $ 3,159,157
      Income taxes                                                $    31,754       $    41,392

 The accompanying notes are an integral part of these consolidated statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

      The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 1999 10-K and 10-K/A.

      Other footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1999 10-K and 10-K/A.

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

3.    CAPITAL RESOURCES AND LIQUIDITY

      In December 1998 and the first quarter of 1999, the Company took certain actions which resulted in default under its $35 million Mezzanine Loan. In April 1999, the Company entered into an Agreement with the holder of its Mezzanine Loan pursuant to which the holder agreed to forbear from exercising its rights and remedies as a result of those defaults until April 11, 2000. A condition of the forbearance was that the Company repay a total of $5,508,567 on April 11, 2000. The Company did not have the capital reserves to make this payment. On April 14, 2000, RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, purchased the Mezzanine Loan. The Company and RHD have extended the forbearance agreement through April 11, 2001.

      Equity Inns, LP, is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,634,052. During 1999, the Company defaulted in payments of principal under that Note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the Note. Equity Inns is entitled to take 2,000,000 shares of common stock of Hudson Hotels Corporation, which was pledged as security for the Note. On April 12, 2000, Equity Inns and the Company executed a Note Modification Agreement which modified the terms of repayment and reinstated the Note in good standing. The Note Modification Agreement became effective upon the purchase of the mezzanine loan by RHD Capital Ventures.

      Oppenheimer Convertible Securities Fund was the holder of the Company's $3,000,000 Convertible Debenture, due April 12, 2000. The Company did not have the capital resources to pay this obligation at maturity. On April 13, 2000, Oppenheimer and the Company executed an agreement pursuant to which it agreed to convert the principal of the Debenture into 1,666,667 shares of common stock of the Company, in accordance with the terms of the Debenture, in partial consideration of the Company's agreement to register with the SEC all of the shares issued upon conversion. The Agreement was contingent upon the Company paying outstanding interest upon the Debenture through April 15, 2000. On April 14, 2000, the Company paid the interest. Oppenheimer delivered notice of conversion to the Company on April 20, 2000.

      Despite these achievements, the Company's long-term financial success is dependent upon its ability to further restructure its debt. There can be no assurances the Company's restructuring efforts will be successful, or that its lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

      In 1998, Hudson Hotels Trust executed a Promissory Note in the amount of $2,000,000, which is currently in default. The Company pledged 666,667 shares of common stock as security for repayment of the Note. The holder has sued both Hudson Hotels Trust and the Company for repayment of the principal; the Company has denied liability for repayment, and summary judgment against the Company was denied by the court. The Note holder has filed notice of appeal. There can be no assurance as to the outcome of this lawsuit.

4.    SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

      The following is a summary of condensed financial information for the unconsolidated partnerships that the Company does not control for the three month periods ended March 31, 2000 and 1999.

                                                 2000               1999
                                             ------------       ------------
Property and equipment, net of
  accumulated depreciation                   $ 56,213,534       $ 56,947,033
Current assets                                  4,225,980          4,214,282
Other assets                                      828,620          1,028,740
                                             ------------       ------------

  TOTAL ASSETS                                 61,268,044         62,190,055
                                             ------------       ------------

Mortgage and notes payable - current           18,834,325            432,082
Other current liabilities                       1,900,825          2,515,187
Mortgage and notes payable - noncurrent        25,762,366         43,593,787
                                             ------------       ------------

  TOTAL LIABILITIES                            46,497,516         46,541,056
                                             ------------       ------------

NET ASSETS                                   $ 14,770,528       $ 15,648,999
                                             ============       ============
Net revenues                                    4,928,846       $  5,334,349
Operating expenses                              3,732,058          3,511,821
                                             ------------       ------------

Income (loss) from operations                   1,196,788          1,822,528
Other income (expense), net                    (1,517,354)        (1,399,035)
                                             ------------       ------------

NET INCOME (LOSS)                            $   (320,566)      $    423,493
                                             ============       ============

  COMPANY'S SHARE                            $    (17,062)      $     (6,539)
                                             ============       ============

5.    LINE OF CREDIT

      The Company has a line of credit note with a commercial bank, with an interest rate of prime plus 1 1/2%, for a total of $400,000. Amount borrowed is collateralized by undeveloped land in Tonawanda, New York.

6.    LONG TERM DEBT

      Future minimum repayments under long-term debt are as follows at March 31, 2000:

                     Remainder 2000           $ 2,875,809
                     2001                      36,409,994
                     2002                       1,567,114
                     2003                       1,712,281
                     2004                       1,849,023

7.    COMMITMENTS AND CONTINGENCIES

      The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $118,200 and $120,817 for the periods ending March 31, 2000 and 1999, respectively. Future minimum lease payments under operating leases are approximately: 2000 remainder - $354,600; 2001 - $450,500; 2002 -
      $426,100; 2003 - $420,000; and 2004 - $420,000.

      The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors based on franchise agreements which extend from ten to sixteen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $428,000 and $433,000 for the three months ended March 31, 2000 and 1999, respectively.

      The Company assumed a ground lease for the land on which a hotel was acquired by the Company in 1996 in Statesville, NC. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 plus one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term of four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $5,500 for the three month period ended March 31, 2000 and 1999.

      The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                     Remainder 2000               $   16,500
                     2001                             22,000
                     2002                             22,000
                     2003                             22,000
                     2004                             22,000
                     Thereafter                      682,000
                                                  ----------
                                                  $  786,500
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

      At March 31, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $11,700,000 and a capital loss carryforward of $3,400,000 that may be used to offset future taxable income. These loss carryforwards will begin to expire in 2004.

9.    BUSINESS SEGMENTS

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

      The following table presents revenues and other financial information by business segment for the three months ended March 31, 2000 and 1999 (in thousands):

                 2000               HOTEL OPERATIONS    MANAGEMENT & OTHER     ELIMINATION (A)      CONSOLIDATED
                 ----               ----------------    ------------------     ---------------      ------------
Revenues                                 $ 11,069            $  1,339             $   (560)            $ 11,848
EBITDA                                   $  3,234            $   (224)                  --             $  3,010
Depreciation and amortization            $  1,527            $    150                   --             $  1,677



Interest expense                         $  2,940            $    177                   --             $  3,117
Capital expenditures                     $    570            $     32                   --             $    602
Total assets                             $124,486            $ 53,824             $(41,973)            $136,337

                 1999               HOTEL OPERATIONS    MANAGEMENT & OTHER     ELIMINATION (A)      CONSOLIDATED
                 ----               ----------------    ------------------     ---------------      ------------
Revenues                                 $ 11,273            $  1,204             $   (561)            $ 11,916
EBITDA                                   $  3,740            $     58                   --             $  3,798
Depreciation and amortization            $  1,404            $     91                   --             $  1,495
Interest expense                         $  2,862            $    301                   --             $  3,163
Capital expenditures                     $    449            $     52                   --             $    501
Total assets                             $127,069            $ 61,437             $(47,596)            $140,910

(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

      The following presents the segments' performance measure to the Company's consolidated loss before taxes, minority interest, and equity in operations of partnerships:

                                                      2000          1999
                                                    -------       -------
EBITDA
      Hotel operations                              $ 3,234       $ 3,740
      Management and other                             (224)           58
Interest                                             (3,117)       (3,163)
Depreciation and amortization                        (1,677)       (1,495)
Other                                                   (83)           57
                                                    -------       -------

Loss before income taxes, minority interest,
      and equity in operations of partnerships      $(1,867)      $  (803)
                                                    =======       =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with the entire Form 10-Q. Particular attention should be directed to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999:

Total operating revenues decreased $67,617, or 1% to $11,848,178 for 2000, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $11,068,970 for the three months ended March 31, 2000, a decrease of $204,082, or 2%, from $11,273,052 for the three months ended March 31, 1999. Hotel operations consisted of the following:

                                          THREE MONTHS ENDED
                                          ------------------
                                    MARCH 31, 2000   MARCH 31, 1999
                                    --------------   --------------

      Hotel room revenue             $ 9,434,351      $ 9,773,221
      Beach club revenue                 445,630          391,078
      Food and beverage revenue          722,510          707,887
      Other                              466,479          400,866
                                     -----------      -----------

           Total                     $11,068,970      $11,273,052
                                     ===========      ===========

Hotel room revenues were $9,434,351 for the three month period ended March 31, 2000, a decrease of $338,870, or 3%, from $9,773,221 for the three month period ended March 31, 1999. The net decrease is the result of a drop in occupancy for the current period. Occupancy and average daily room rates for the Company owned hotels were 58.6% and $61.47, respectively, for the three months ended March 31, 2000, and 62.6% and $59.97, respectively, for the three months ended March 31, 1999.

The Beach Club revenue, $445,630 for the three month period ended March 31, 2000, and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $54,552, or 14%, from $391,078 for the three months ended March 31, 1999. The increase is specifically attributable to increase in initiation fees being charged to new members.

Food and beverage revenue was $722,510 for the three months ended March 31, 2000, compared to $707,887 for the three months ended March 31, 1999, an increase of $14,623 or 2%. This increase was due primarily to a price increase.

Other hotel revenue increased $65,613, or 16% to $466,479 for the three months ended March 31, 2000, from $400,866 for the three months ended March 31, 1999. The increase was due primarily to increased telephone revenues. These were generated by improving and upgrading the telephone systems.

ROYALTIES for the three month period ended March 31, 2000 have increased $87,066, or 30% to $373,967 from $286,901 for the three month period ended March 31, 1999. The increase is attributable to one hundred ninety (190) franchised Microtel Inns in operation, as opposed to one hundred thirty-five (135) during the same three month period in 1999. The Company receives all royalties on twenty-seven (27) of the one hundred ninety (190) franchised Microtel Inns and on the remaining one hundred sixty-three (163) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS based on the following schedule: 1% of gross room revenues for hotels 0-100; .75% of gross room revenues for hotels 101-250; and .5% of gross room revenues for hotels 251 and beyond.

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

MANAGEMENT FEES for the three month period ended March 31, 2000, increased $45,839, or 13% to $401,582, compared to management fees of $355,744 for the same three-month period ended March 31, 1999. The increase is primarily the result of increased gross revenues at hotels managed by the Company as management fees are generally based on a percentage of gross revenue and the addition of one (1) management contract when compared to the period ended March 31, 1999. The schedule of owned and managed hotels is summarized below:

                                              MARCH 31, 2000    MARCH 31, 1999
                                              --------------    --------------

      Owned                                         25               25
      Managed with financial interest               10               12
      Other managed                                  9                6
                                                    --               --
                                                    44               43
                                                    ==               ==

Management fees of approximately $561,000 were generated by the twenty-five (25) owned hotels for the three month period ended March 31, 2000, which were eliminated for consolidation purposes.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management and (ii) pursue third party management contracts.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended March 31, 2000, was 29%, compared to 37% for the three months ended March 31, 1999. The decrease in gross operating margin is a result of reduced occupancy and increased labor and operating costs.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $418,077, or 36%, to $1,563,963 for the three months ended March 31, 2000, from $1,145,886 for the three months ended March 31, 1999. The increase is primarily a result of an increase in professional fees and payroll, including severance benefits.

DEPRECIATION AND AMORTIZATION for the three month period ended March 31, 2000, increased $181,312, or 12% to $1,676,601 from $1,495,289 for the three month period ended March 31, 1999. The increase is a result of capital improvements in 1999 and 1998, which increased depreciation expense. Capital improvements included product improvements at three (3) Fairfield Inns and technology upgrades at the corporate office.

OTHER INCOME (EXPENSE) for the three months ended March 31, 2000, increased $93,477, or 3%, to $3,199,676 from $3,106,199 for the three months ended March 31, 1999. The increase was due to a loss on the disposition of property and equipment.

EQUITY IN OPERATIONS OF AFFILIATES represents the loss incurred from the Company's equity investment in various hotels. The loss for the three months ended March 31, 2000, increased $10,523 to $17,062, or 161%, from $6,539 for the three months March 31, 1999.

INCOME TAXES - The provision for income tax of $31,574 includes minimum state taxes. The Company did not record a deferred tax benefit as realization of the future tax benefits related to deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.

NET LOSS - As a result of the above factors, the net loss increased $1,105,096, or 133%, from the three month period ended March 31, 1999 to a net loss of $1,938,989 for the three month period ended March 31, 2000. The resulting net loss per common share - basic of $0.30 for the three month period ended March 31, 2000, compared to a net loss per common share - basic of $0.15 for the three month period ended March 31, 1999.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2000, the Company had a $400,000 demand note with a commercial bank, which bears interest at a rate of prime plus 1 1/2%. Amounts borrowed are collateralized by land.

At March 31, 2000, the Company had $886,106 of cash and cash equivalents compared with $1,489,438 at December 31, 1999.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds is released several times monthly for application against current liabilities. The balances held in escrow on March 31, 2000 and 1999 were $4,136,194 and $4,095,100, respectively.

Net cash flows from operating activities was $417,105 for the three months ended March 31, 2000, compared to cash flows used in operating activities of $243,100 for the three months ended March 31, 1999. The net increase is primarily the result of the increases in accounts payable and decreases in prepaid expenses.

Net cash flows used in investing activities was $639,140 for the three months ended March 31, 2000, compared to net cash flows provided by investing activities of $90,564 for the three months ended March 31, 1999. The cash flows used were increasing restricted cash and the purchase of equipment.

Net cash flows used in financing activities was $381,297 for the three months ended March 31, 2000, compared to net cash flows used in financing activities of $573,119 for the three months ended March 31, 1999. The cash flows were used to repay existing debt and preferred dividends.

EBITDA decreased by $788,648, or 21%, to $3,009,501 for the three months ended March 31, 2000, compared to $3,798,149 for the three months ended March 31, 1999. EBITDA is defined as total operating revenues less direct, corporate and indirect operating costs. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The decrease is a result of a decline in occupancy and increased labor and operating costs.

LIQUIDITY - In December 1998 and the first quarter of 1999, the Company took certain actions which resulted in default under its $35mm Mezzanine Loan. In April, 1999, the Company entered into an Agreement with the holder of its Mezzanine Loan pursuant to which the holder agreed to forbear from exercising its rights and remedies as a result of those defaults until April 11, 2000. A condition of the forbearance was that the Company repay a total of $5,508,567 on April 11, 2000. The Company did not have the capital reserves to make this payment. On April 14, 2000, RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, purchased the Mezzanine Loan. The Company and RHD have extended the forbearance agreement through April 11, 2001.

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

Oppenheimer Convertible Securities Fund is the holder of the Company's $3,000,000 Convertible Debenture, due April 12, 2000. The Company does not have the capital resources to pay this obligation at maturity. On April 13, 2000, Oppenheimer executed an agreement pursuant to which it agreed to convert the principal of the Debenture into 1,666,667 shares of common stock of the Company, in accordance with the terms of the Debenture, in partial consideration of the Company's agreement to register with the SEC all of the shares issued upon conversion.

In 1998,Hudson Hotels Trust executed a Promissory Note in the amount of $2,000,000, which is currently in default. The Company pledged 666,667 shares of common stock as security for repayment of the Note. The holder has sued both Hudson Hotels Trust and the Company for repayment of the principal; the Company has denied liability for repayment, and summary judgment against the Company was denied by the court. The Noteholder has filed notice of appeal. There can be no assurance as to the outcome of this lawsuit.

Despite the foregoing changes, the Company's viability is dependent upon the further restructuring of its debt obligations as they become due and strengthening its equity and asset base. The Company is in discussions with RHD Capital Ventures, LLC, the holder of its Mezzanine debt regarding the restructuring of that debt.

The Company is also restricted in accessing the cash flows generated from revenues as they are trapped for application against required escrows for debt, tax, insurance, and capital asset reserve. Cash in excess of the required escrows is released to the Company on a periodic basis for working capital needs.

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

On December 4, 1998, and February 5, 1999, the Company was served with claims before the State of South Carolina Human Affairs Division arising out of an incident that occurred at the Greenville, South Carolina, Hampton Inn on November 7, 1997. A security guard employed by Security Masters, Inc. (the contract provider of security services at the Hampton Inn) allegedly confronted a group of black students with a starter pistol, and directed racially biased comments to the students during that confrontation. Subsequently, on June 18, 1999, the plaintiffs, Nathaniel Davis III, Jennifer Curry, Shiona Drummer, Renoalda Bray and Corey-Khalil Horden commenced a civil suit against the Company and Security Masters, Inc., in the United States District Court, District of South Carolina, Greenville Division, alleging violations of Titles II and III of the Civil Rights Act of 1964 and seeking unspecified actual and compensatory damages, attorneys fees and costs and punitive damages. The Company has appeared in this action, and plaintiffs have sought leave to amend their complaint. The Company's insurance company has assumed the defense of this action, but has reserved as to coverage.

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



                                              HUDSON HOTELS CORPORATION
                                       -------------------------------------
                                                     (Registrant)


                                        /s/ E. Anthony Wilson
Date: 5/15/00                           -------------------------------------
                                        E. Anthony Wilson
                                        President and Chief Operating Officer

                                        /s/ Ralph L. Peek
Date: 5/15/00                           -------------------------------------
                                        Ralph L. Peek, Vice President
                                        and Chief Accounting Officer