Form 10-Q
period 2000-06-30
HUDSON HOTELS CORP
filed 2000-08-14
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended..................................................June 30, 2000
Commission File Number...................................................0-17838



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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   As of August 1, 2000 the Registrant had issued and outstanding 8,188,569 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND THE SIX MONTHS ENDED JUNE
30, 2000 AND 1999
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------

                                                       Three Months Ended               Six Months Ended
                                                     2000             1999            2000             1999
                                                     ----             ----            ----             ----
OPERATING REVENUES:
     Hotel operations                             $ 12,867,989    $ 12,974,401    $ 23,936,959    $ 24,247,453
     Management fees                                   464,331         445,342         865,913         801,086
     Royalties                                         469,678         441,187         843,645         728,186
     Other                                                 600               0           4,259               0
                                                  ------------    ------------    ------------    ------------

         Total operating revenues                   13,802,598      13,860,930      25,650,776      25,776,725
                                                  ------------    ------------    ------------    ------------

OPERATING COSTS AND EXPENSES
     Direct                                          7,805,505       7,601,177      15,080,219      14,572,937
     Corporate                                         815,854       1,101,781       2,379,817       2,247,667
     Depreciation and amortization                   1,595,519       1,478,750       3,272,120       2,974,039
                                                  ------------    ------------    ------------    ------------
         Total operating costs and expenses         10,216,878      10,181,708      20,732,156      19,794,643
                                                  ------------    ------------    ------------    ------------

         Income from operations                      3,585,720       3,679,222       4,918,620       5,982,082
                                                  ------------    ------------    ------------    ------------


OTHER INCOME (EXPENSE):
     Interest income                                    71,543          66,751         142,178         122,083
     Interest expense                               (2,798,487)     (3,191,983)     (5,915,116)     (6,353,514)
     Loss on disposition of assets                           0               0        (153,682)              0
     Change in fair value of callable/puttable
       warrants                                       (111,500)              0        (111,500)              0
                                                  ------------    ------------    ------------    ------------


         Total other expense                        (2,838,444)     (3,125,232)     (6,038,120)     (6,231,431)
                                                  ------------    ------------    ------------    ------------

         Income (Loss) from operations, before
            income taxes, minority interest and
            equity in income of affiliates             747,276         553,990      (1,119,500)       (249,349)


PROVISION FOR INCOME TAXES                                   0             832          31,754           3,303
                                                  ------------    ------------    ------------    ------------

         Income (Loss) from operations, before
            minority interest and equity in
            income of affiliates                       747,276         553,158      (1,151,254)       (252,652)

MINORITY INTEREST                                      (21,157)        (22,980)        (44,554)        (44,524)
EQUITY IN INCOME OF AFFILIATES                          37,562          46,999          20,500          40,460
                                                  ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                 $    763,681    $    577,177    $ (1,175,308)   $   (256,716)
                                                  ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE - BASIC        $       0.09    $       0.09    $      (0.17)   $      (0.05)
                                                  ============    ============    ============    ============
NET INCOME (LOSS) PER COMMON SHARE - DILUTED      $       0.07    $       0.09    $      (0.17)   $      (0.05)
                                                  ============    ============    ============    ============



  The accompanying notes are an integral part of these consolidated statements.


HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 and December 31, 1999
(unaudited)
---------------------------------------------------------------------------------------

ASSETS
------
                                                              2000              1999
                                                              ----              ----
CURRENT ASSETS:
     Cash and cash equivalents                           $     921,507    $   1,489,438
     Cash - restricted                                       5,393,830        3,847,208
     Accounts receivable - trade                             1,374,001          992,505
     Prepaid expenses and other                              1,297,716        1,441,892
                                                         -------------    -------------

TOTAL CURRENT ASSETS                                         8,987,054        7,771,043

INVESTMENTS IN PARTNERSHIP INTERESTS                         1,635,546        1,591,283

LAND FOR REAL ESTATE DEVELOPMENT                               780,822          780,822

PROPERTY AND EQUIPMENT, NET                                119,702,363      121,728,780

OTHER ASSETS                                                 6,107,781        6,339,628
                                                         -------------    -------------

     TOTAL ASSETS                                        $ 137,213,566    $ 138,211,556
                                                         =============    =============


LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------

CURRENT LIABILITIES:

     Lines of credit                                     $     400,000    $     400,000
     Current portion of long-term debt                       2,677,398        3,178,401
     Accounts payable - trade                                2,006,445        1,376,111
     Other accrued expenses                                  6,021,989        6,337,369
                                                         -------------    -------------

TOTAL CURRENT LIABILITIES                                   11,105,832       11,291,881
                                                         -------------    -------------

LONG-TERM DEBT                                             113,039,371      123,609,313
                                                         -------------    -------------

DEFERRED REVENUE - LAND SALE                                   185,055          185,055
                                                         -------------    -------------

LIMITED PARTNERS' INTEREST IN
CONSOLIDATED PARTNERSHIP                                     1,030,771        1,060,613
                                                         -------------    -------------

CALLABLE/PUTTABLE WARRANTS                                   8,011,500                0
                                                         -------------    -------------

SHAREHOLDERS' INVESTMENT:
     Preferred stock                                               295              295
     Common stock                                                8,199            6,507
     Additional paid-in capital                             24,979,840       21,966,221
     Accumulated deficit                                   (21,106,046)     (19,867,078)
                                                         -------------    -------------

                                                             3,882,288        2,105,945
     Less:  10,000 shares of common stock in treasury,
        at cost at June 30, 2000 and December 31, 1999         (41,251)         (41,251)
                                                         -------------    -------------

TOTAL SHAREHOLDERS' INVESTMENT                               3,841,037        2,064,694
                                                         -------------    -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT      $ 137,213,566    $ 138,211,556
                                                         =============    =============


The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000
(UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
                                              SERIES A    ADDITIONAL                        ADDITIONAL
                                             PREFERRED  PAID-IN CAPITAL      COMMON       PAID-IN CAPITAL     ACCUMULATED
                                               STOCK       PREFERRED          STOCK           COMMON            DEFICIT
                                               -----       ---------          -----           ------            -------

BALANCE, DECEMBER 31, 1999                    $   295      $1,560,705       $  6,507      $ 20,405,516        $(19,867,078)

     Net Loss                                    --              --             --                --            (1,175,308)

     Issuance of Stock                           --              --            1,692         3,013,619                --

     Cash dividends paid on preferred stock      --              --             --                --               (63,660)
                                              -------      ----------       --------      ------------        ------------

BALANCE, JUNE 30, 2000                        $   295      $1,560,705       $  8,199      $ 23,419,135        $(21,106,046)
                                              =======      ==========       ========      ============        ============



-----------------------------------------------------------------------

                                             TREASURY
                                              STOCK            TOTAL
                                              -----            -----

BALANCE, DECEMBER 31, 1999                   $ (41,251)   $  2,064,694

     Net Loss                                     --        (1,175,308)

     Issuance of Stock                            --         3,015,311

     Cash dividends paid on preferred stock    (63,660)
                                             ---------    ------------

BALANCE, JUNE 30, 2000                       $ (41,251)   $  3,841,037
                                             =========    ============


Stock balances at December 31, 1999:

     Common stock:  6,496,902 shares; Preferred stock:  294,723 shares

Stock balances at June 30, 2000:

     Common stock:  8,188,569 shares; Preferred stock:  294,723 shares



The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
----------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                                 2000             1999
                                                                      ----             ----

 Net Loss                                                          $(1,175,308)   $  (256,716)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
     Depreciation and amortization                                   3,272,120      2,974,039
     Loss on disposition of assets                                     153,682              0
     Change in fair value of warrants                                  111,500              0
     Minority interest in operations                                    44,554         44,524
     Equity in income of affiliates                                    (20,500)       (40,460)
     Capital distributions from unconsolidated
        partnership interests                                           14,000         53,072
     (Increase) decrease in assets -
        Accounts receivable - trade                                   (381,496)      (374,786)
        Prepaid expenses and other                                     144,176        (53,909)
     Increase (decrease) in liabilities -
        Accounts payable                                               630,334       (433,544)
        Other accrued expenses                                        (315,380)       263,220
                                                                   -----------    -----------

Net cash provided by operating activities                            2,477,682      2,175,440
                                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

    Increase in restricted cash                                     (1,546,622)    (2,050,204)
    Cash collected on sale of property and equipment                         0      1,650,058
    Purchase of equipment                                             (769,344)    (1,175,123)
    Deposits and other assets                                          (69,682)      (145,966)
    Sale of Warrants                                                   250,000              0
                                                                   -----------    -----------

 Net cash used in investing activities                              (2,135,648)    (1,721,235)
                                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

    Repayment of mortgages and debt                                   (762,842)      (752,048)
    Distributions to limited partners                                  (83,463)       (44,717)
    Dividends paid                                                     (63,660)       (63,660)
                                                                   -----------    -----------

 Net cash used in financing activities                                (909,965)      (860,425)
                                                                   -----------    -----------

 NET (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                       (567,931)      (406,220)

 CASH AND CASH EQUIVALENTS - beginning of period                     1,489,438      1,751,580
                                                                   -----------    -----------

 CASH AND CASH EQUIVALENTS - end of period                         $   921,507    $ 1,345,360
                                                                   ===========    ===========

 OTHER INFORMATION:
    Cash paid during the period for:
       Interest                                                    $ 6,027,490    $ 6,244,692
       Income taxes                                                $    31,754    $    41,392

The accompanying notes are an integral part of these consolidated statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                  (UNAUDITED)

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

On June 2, 2000, the Company entered into a Mezzanine Loan Restructuring Agreement with RHD Capital Ventures, LLC, and in connection therewith a Second Amended and Restated Mezzanine Note, a Second Amended and Restated Mezzanine Loan Agreement, and related amendments to collateral documents. The Restructuring Agreement reduced the stated principal of the Mezzanine Loan from $35,000,000 to $25,000,000 (including offset of the $750,000 Note given by RHD to the Company as partial consideration for the Warrant), reduced the stated interest rate to 6.53%, and fixed a maturity date of February 2, 2002. The security interest in the Company's assets was spread to cover the amounts which may become due under the Put and Call Agreement, as well.

On May 24, 2000, Hudson Hotels Corporation (the "Company") sold to RHD Capital Ventures LLC for an aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00. The Warrant is exercisable at any time until May 23, 2005. The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000. Simultaneously, with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligation to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment in full of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt from the Company to RHD. The purchase price of the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price. The Warrant purchase price increases over time.

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

Despite these achievements, the Company's long-term financial success is dependent upon its ability to further refinance and restructure its debt. There can be no assurances the Company's restructuring efforts will be successful, or that its lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

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

4.  SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

The following is a summary of condensed statement of operation for the unconsolidated partnerships that the Company does not control for the six month period ended June 30, 2000 and 1999 and balance sheets for June 30, 2000 and December 31, 1999.



                                                              2000                    1999
                                                              ----                    ----

Property and equipment, net of
  accumulated depreciation                                  $56,172,298            $56,908,026
Current assets                                                4,590,008              4,672,082
Other assets                                                    807,794                986,739
                                                           ------------            -----------

  TOTAL ASSETS                                               61,570,100             62,566,847
                                                           ------------            -----------

Mortgage and notes payable - current                         18,842,944                246,585
Other current liabilities                                     2,116,861              2,745,311
Mortgage and notes payable - noncurrent                      25,657,572             43,593,787
                                                           ------------            -----------

  TOTAL LIABILITIES                                         $46,617,377            $46,585,683
                                                            ===========            ===========

NET ASSETS                                                  $14,952,723            $15,981,164
                                                            ===========            ===========

  COMPANY'S SHARE                                          $  1,130,127            $ 1,771,507
                                                           ============            ===========

Net revenues                                               $  8,887,388            $11,616,002
Operating expenses                                            6,201,696              7,650,130
                                                           ------------            -----------

Income from operations                                        2,685,692              3,965,872
Other expenses, net                                          (2,541,351)            (2,634,798)
                                                           -------------          -------------

NET INCOME                                                 $    144,341            $ 1,331,074
                                                           ============            ===========

  COMPANY'S SHARE                                          $     20,500          $      40,460
                                                           ============          =============



The financial information does not include three (3) hotels. The financial data for these hotels was not available for inclusion in the filing.

5.  LINE OF CREDIT

The Company has a line of credit with a commercial bank, with an interest rate of prime plus 1 1/2%, for a total of $400,000. The amount borrowed is collateralized by undeveloped land in Tonawanda, New York.

6.       LONG TERM DEBT

Future minimum repayments under long-term debt are as follows at June 30, 2000:

                  2000 (current)                    $  2,677,398
                  2001                                 1,444,200
                  2002                                28,972,047
                  2003                                 1,777,882
                  2004                                 1,896,383
                  Thereafter                          78,948,859

On May 24, 2000, Hudson Hotels Corporation (the "Company") sold to RHD Capital Ventures LLC ("RHD") for an aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00. The Warrant is exercisable at any time until May 23, 2005. The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000. RHD Capital Ventures, LLC is an affiliate of M, L, R & R, a large shareholder of the Company. Upon exercise of the Warrant, and assuming no other exercise of outstanding options or warrants (including those held by M, L, R & R), RHD and its affiliates would own approximately 48% of the outstanding common stock of the Company.

Simultaneously with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligations to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt from the Company to RHD. The purchase price for the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price. The Warrant purchase price increases over time.

On June 2, 2000, the Company entered into a Mezzanine Loan Restructuring Agreement with RHD Capital Ventures LLC, and in connection therewith a Second Amended and Restated Mezzanine Note, a Second Amended and Restated Mezzanine Loan Agreement, and related amendments to collateral documents. The Restructuring Agreement reduced the stated principal of the Mezzanine Loan from $35,000,000 to $25,000,000 (including offset of the $750,000 Note given by RHD to the Company as partial consideration for the Warrant), reduced the stated interest rate to 6.53%, and fixed a maturity date of February 2, 2002. The security interest in the Company's assets was spread to cover the amounts which may become due under the Put and Call Agreement, as well.

For accounting purposes, the Company adjusted the carrying value of the debt to $27,350,000, the sum of the future cash payments specified by the terms of the debt agreement. The reduction in the debt ($6,900,000) was credited to the callable/puttable warrant to reflect the warrant at its estimated fair market value. Future changes in the estimated fair market value of the warrant will be reflected in the Company's Statement of Operations.

7.  COMMITMENTS AND CONTINGENCIES

The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $186,657 and $241,634 for the periods ending June 30, 2000 and 1999, respectively. Future minimum lease payments under operating leases are approximately: 2000 remainder
- $165,000; 2001 - $457,160; 2002 - $426,084; and 2003 - $210,000.

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors based on franchise agreements which extend from ten to sixteen years. Some of these agreements specify restrictions on transferability of the franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $609,800 and $627,100 for the six months ended June 30, 2000 and 1999, respectively.

In 1996, the Company acquired a hotel and assumed a ground lease for the land on which the hotel stands in Statesville, NC. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 plus one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $30,706 and $28,056 for the six month periods ended June 30, 2000, and 1999, respectively.

The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                  Remainder 2000              $ 11,000
                  2001                          22,000
                  2002                          22,000
                  2003                          22,000
                  2004                          22,000
                  Thereafter                   682,000
                                              --------
                                              $781,000
                                              --------
                                              --------
8.  INCOME TAXES

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

At June 30, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $2,450,000 and a capital loss carryforward of $3,400,000 that may be used to offset future taxable income. These loss carryforwards will begin to expire in 2004.

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

The following table presents revenues and other financial information by business segment for the six months ended June 30, 2000 and 1999 (in thousands):




              2000                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
              ----                  ----------------     ------------------    ---------------    ------------


Revenues                           $     23,937        $         2,920         $    (1,206)      $     25,651
EBITDA                             $      7,651        $           540                  --       $      8,191
Depreciation and amortization      $      3,070        $           202                  --       $      3,272
Interest expense                   $      5,609        $           306                  --       $      5,915
Capital expenditures               $        731        $            38                  --       $        769
Total assets                       $    123,230        $        53,510         $   (39,526)      $    137,214








              1999                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
              ----                  ----------------     ------------------    ---------------    ------------

Revenues                           $     24,247        $         2,731         $    (1,201)      $     25,777
EBITDA                             $      8,433        $           523                  --       $      8,956
Depreciation and amortization      $      2,809        $           165                  --       $      2,974
Interest expense                   $      5,755        $           599                  --       $      6,354
Capital expenditures               $      1,087        $            88                  --       $      1,175
Total assets                       $    126,804        $        60,602         $   (45,966)      $    141,440


(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments' performance measure to the Company's consolidated loss from operations before taxes, minority interest, and equity in income of affiliates:


                                                                 2000             1999
                                                                 ----             ----

EBITDA

     Hotel operations                                            $ 7,651       $    8,433
     Management and other                                            540              523
Interest                                                          (5,915)          (6,354)
Depreciation and amortization                                     (3,272)          (2,974)
Other                                                               (124)              123
                                                             ------------    -------------
Loss before income taxes, minority interest,
     and equity in income of affiliates                          $(1,120)      $     (249)
                                                                 ========      ===========


         The following table presents revenues and other financial information by business segment for the three months ended June 30, 2000 and 1999 (in thousands):



              2000                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
              ----                  ----------------     ------------------    ---------------    ------------
Revenues                           $     12,868        $         1,581         $      (646)      $     13,803
EBITDA                             $      4,417        $           764                  --       $      5,181
Depreciation and amortization      $      1,543        $            52                  --       $      1,595
Interest expense                   $      2,669        $           129                  --       $      2,798
Capital expenditures               $        161        $             6                  --       $        167
Total assets                       $    123,230        $        53,510         $   (39,526)      $    137,214



              1999                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
              ----                  ----------------     ------------------    ---------------    ------------
Revenues                           $     12,974        $         1,527         $      (640)      $     13,861
EBITDA                             $      4,693        $           465                  --       $      5,158
Depreciation and amortization      $      1,405        $            74                  --       $      1,479
Interest expense                   $      2,893        $           298                  --       $      3,191
Capital expenditures               $        638        $            36                  --       $        674
Total assets                       $    126,804        $        60,602         $   (45,966)      $    141,440


(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments' performance measure to the Company's consolidated income from operations before taxes, minority interest, and equity in income of affiliates:

                                                             2000       1999
                                                             ----       ----
          EBITDA
               Hotel operations                            $ 4,417    $ 4,693
               Management and other                            764        465
          Interest                                          (2,798)    (3,191)
          Depreciation and amortization                     (1,595)    (1,479)
          Other                                                (41)        66
                                                           -------    -------

          Income before income taxes, minority interest,
               and equity in income of affiliates          $   747    $   554
                                                           =======    =======


10.     EARNINGS PER SHARE CALCULATION

        For purposes of calculating earnings per share, the potential dilutive effect of the callable/puttable warrant will be computed using the reverse treasury stock method. Under that method, the incremental number of shares outstanding is computed as the number of shares that would have to be issued for cash at the then current market price to obtain cash to settle the callable/puttable warrant. At June 30, 2000, the additional shares used in this computation was 2,553,115 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the entire Form 10-Q and Form 10-K/A 1999 Annual Report. Particular attention should be directed to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000, COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999:

Total operating revenues decreased $58,332, or less than 1%, to $13,802,598 for the three months ended June 30, 2000, from $13,860,930 for the three months ended June 30, 1999, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $12,867,989 for the three months ended June 30, 2000, a decrease of $106,412, or 1%, from $12,974,401 for the three months ended June 30, 1999. Hotel operations consisted of the following:

                                                THREE MONTHS ENDED
                                         JUNE 30, 2000     JUNE 30, 1999
                                         -------------     -------------

          Hotel room revenue              $11,235,302      $11,436,040
          Beach club revenue                  442,791          377,827
          Food and beverage revenue           710,108          687,709
          Other                               479,788          472,825
                                          -----------      -----------

               Total                      $12,867,989      $12,974,401
                                          ===========      ===========

Hotel room revenues were $11,235,302 for the three month period ended June 30, 2000 a decrease of $200,738, or 2%, from $11,436,040 for the three month period ended June 30, 1999. The net decrease is the result of a drop in the occupancy for the current period. Occupancy, average daily room rates and RevPar for the Company owned hotels were 68.9%, $62.04 and $42.75, respectively, for the three months ended June 30, 2000 and 71.3%, $61.03 and $43.51, respectively, for the three months ended June 30, 1999.

The Beach Club revenue, which totaled $442,791 for the three month period ended June 30, 2000 and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $64,964, or 17%, from $377,827 for the three months ended June 30, 1999. The increase is attributable to increased initiation fees being charged.

Food and beverage revenue was $710,108 for the three months ended June 30, 2000 compared to $687,709 for the three months ended June 30, 1999, an increase of $22,399, or 3%. The net increase is primarily a result of increased prices.

Other hotel revenue increased slightly by $6,963, or 1%, to $479,788 for the three months ended June 30, 2000 from $472,825 for the three months ended June 30, 1999. Telephone charges and movie rentals account for more than 80% of these revenues.

ROYALTIES for the three month period ended June 30, 2000 have increased $28,491, or 6% to $469,678 from $441,187 for the three month period ended June 30, 1999. The increase is attributable to one hundred ninety-six (196) franchised Microtel Inns in operation, as opposed to one hundred fifty-one (151) in operation at June 30, 1999. The Company receives all royalties on twenty-seven (27) of the one hundred ninety-six (196) franchised Microtel Inns and on the remaining one hundred sixty-nine (169) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS based on the following schedule:
1% of gross room revenues for hotels 0-100; .75% of gross room revenues for hotels 101-250; and .5% of gross room revenues for hotels 251 and beyond.

In addition, the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-two (22) Microtel Inn properties (for a total of 50 properties) and ten (10) "suite" properties and will receive royalties when the facilities are opened and operating. However, the Company does not currently have the necessary capital to undertake the development of these properties.

MANAGEMENT FEES for the three month period ended June 30, 2000, increased $18,989, or 4% to $464,331, compared to management fees of $445,342 for the same three-month period ended June 30, 1999. The increase is primarily the result of an increase in management contracts. The schedule of owned and managed hotels is summarized below:

                                         JUNE 30, 2000       JUNE 30, 1999
                                         -------------       -------------

       Owned                                   25                  25
       Managed with financial interest          9                  12
       Other managed                           12                   8
                                              ---                ----
                                               46                  45
                                              ===                 ===

Management fees of approximately $645,000 were generated by the twenty-five (25) owned hotels for the three month period ended June 30, 2000, which were eliminated for consolidation purposes.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management and (ii) pursue third-party management contracts.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended June 30, 2000 was 39%, compared to 41% for the three months ended June 30, 1999. The decrease in gross operating margin is a result of reduced occupancy and increased labor and operating costs.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses decreased $285,927, or 26%, to $815,854 for the three months ended June 30, 2000 from $1,101,781 for the three months ended June 30, 1999. The decrease is primarily a result of a reduction of the corporate staff and a reduction in rental expense.

DEPRECIATION AND AMORTIZATION for the three month period ended June 30, 2000 increased $116,769, or 8% to $1,595,519 from $1,478,750 for the three month period ended June 30, 1999. The increase is a result of capital improvements in 1998 and 1999, which increased depreciation expense.

OTHER INCOME (EXPENSE) for the three months ended June 30, 2000 improved by $286,788, or 9%, to $2,838,444 from $3,125,232 for the three months ended June 30, 1999. This improvement is a result of amortization of long-term debt resulting in paying less interest expense on reduced principal balances in the period ended June 30, 2000. Of the $2,798,487 in total interest expense 68% relates to the mortgages held on the hotels acquired or consolidated by the Company. The remaining amount represents interest on the Company's outstanding mezzanine financing, notes payable relating to purchase of hotels, notes payable of Hudson Hotels Trust, Tonawanda bond issue and line of credit. Included in this category is the adjustment for the fair value of the callable/puttable warrants (see Footnote 6).

INCOME TAXES - For the three month period ended June 30, 2000, the Company did not record a deferred tax benefit as realization of the future tax benefits related to the deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.

NET INCOME - As a result of the above factors, the net income increased $186,504, or 32%, from the three month period ended June 30, 1999 to a net income of $763,681 for the three month period ended June 30,2000. The resulting net income per common share - basic of $.09 for the three month period ended June 30, 2000, compared to a net income per common share - basic of $0.09 for the three month period ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999:

Total operating revenues decreased $125,949, or 1%, to $25,650,776 for 2000 from $25,776,725 for the three months ended June 30 1999, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $23,936,959 for the six months ended June 30, 2000, a decrease of $310,494, or 1%, from $24,247,453 for the six months ended June 30, 1999. Hotel operations consisted of the following:

                                               SIX MONTHS ENDED
                                         JUNE 30, 2000     JUNE 30, 1999
                                         -------------     -------------

          Hotel room revenue              $20,669,653       $21,209,261
          Beach club revenue                  888,421           768,905
          Food and beverage revenue         1,432,618         1,395,596
          Other                               946,267           873,691
                                          -----------       -----------

               Total                      $23,936,959       $24,247,453
                                          ===========       ===========

Hotel room revenues were $20,669,653 for the six month period ended June 30, 2000, a decrease of $539,608, or 3%, from $21,209,261 for the six month period ended June 30, 1999. The net decrease is the result of a drop in the occupancy. Occupancy, average daily room rates and RevPar for the Company owned hotels were 63.7%, $61.78 and $39.38, respectively, for the six months ended June 30, 2000, and 67.0%, $60.58 and $40.57, respectively, for the six months ended June 30, 1999.

The Beach Club revenue, which totaled $888,421 for the six month period ended June 30, 2000, and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $119,516, or 16%, from $768,705 for the six months ended June 30, 1999. The increase is primarily attributable to increases in initiation fees being charged to new members.

Food and beverage revenue was $1,432,618 for the six months ended June 30, 2000, compared to $1,395,596 for the six months ended June 30, 1999, an increase of $37,022, or 3%. The net increase is due primarily to a price increase.

Other hotel revenue increased $72,576, or 8%, to $946,267 for the six months ended June 30, 2000 from $873,691 for the six months ended June 30, 1999. The increase was due primarily to increased telephone revenues. These were generated by improving and upgrading the telephone systems.

ROYALTIES for the six month period ended June 30, 2000, have increased $115,459, or 16%, to $843,645 from $728,186 for the six month period ended June 30, 1999. The increase is attributable to one hundred ninety-six (196) franchised Microtel Inns in operation at June 30, 2000, as opposed to one hundred fifty-one (151) franchised Microtel Inns in operation at June 30, 1999. The Company receives all royalties on twenty-seven (27) of the one hundred ninety-six (196) franchised Microtel Inns and on the remaining one hundred sixty-nine (169) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS based on the following schedule: 1% of gross room revenues for hotels 0-100; .75% of gross room revenues for hotels 101-250; and .5% of gross room revenues for hotels 251 and beyond.

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

MANAGEMENT FEES for the six month period ended June 30, 2000, increased $64,827, or 8% to $865,913, compared to management fees of $801,086 for the same six month period ended June 30, 1999. The increase is due to an increase in managed properties. The schedule of owned and managed hotels is summarized below:

                                            JUNE 30, 2000    JUNE 30, 1999
                                            -------------    -------------

         Owned                                       25            25
         Managed with financial interest              9            12
         Other managed                               12             8
                                                    ---          ----
                                                     46            45
                                                    ===           ===

Management fees of approximately $1,206,000 were generated by the twenty-five
(25) owned hotels for the six month period ended June 30, 2000, which were eliminated for consolidation purposes.

The Company plans to continue its revenue growth by maintaining the following strategies: (i) enhance operating performance of its existing hotels owned or under management and (ii) pursue third-party management contracts.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the six months ended June 30, 1999 was 37%, compared to 40% for the six months ended June 30, 1999. The decrease in gross operating margin is a result of a reduction in occupancy and increased operating costs primarily labor costs.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $132,150, or 6%, to $2,379,817 for the six months ended June 30, 2000, from $2,247,667 for the six months ended June 30, 1999. The increase is primarily a result of the following: (1) increased professional fees, including legal and accounting, and (2) payroll costs that included $250,000 of severance benefits.

DEPRECIATION AND AMORTIZATION for the six month period ended June 30, 2000, increased $298,081, or 10%, to $3,272,120 from $2,974,039 for the six month period ended June 30, 1999. The increase is a result of capital improvements in 1998 and 1999, which increased depreciation expense.

OTHER INCOME (EXPENSE) for the six months ended June 30, 2000, improved by $193,311, or 3%, to $6,038,120 from $6,231,431 for the six months ended June 30,
1999. This improvement is a result of amortization of long-term debt resulting in paying less interest expense on reduced principal balances in the period ended June 30, 2000. Of the $5,915,116 in total interest expense, 64% relates to the mortgages held on the hotels acquired or consolidated by the Company. The remaining amount represents interest on the Company's outstanding mezzanine financing, notes payable relating to purchase of hotels, notes payable of Hudson Hotels Trust, Tonawanda bond issue and line of credit. Also included is a loss of $153,682 on the disposition of property and equipment and the adjustment in the fair value of the callable/puttable warrant of $111,500.

INCOME TAXES - The provision for income tax of $31,574 includes minimum state taxes. The Company did not record a deferred tax benefit as realization of the future tax benefits related to deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.

NET LOSS - As a result of the above factors, the net loss increased $918,592 from the six month period ended June 30, 1999 to a net loss of $1,175,308 for the six month period ended June 30, 2000. The resulting net loss per common share basic of $0.17 for the six month period ended June 30, 2000, compared to a net loss per common share - basic of $0.05 for the six month period ended June 30, 1999.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2000, the Company had a $400,000 working capital demand note with a commercial bank, which bears interest at a rate of prime plus 1 1/2%. Amounts borrowed are collateralized by unencumbered land. At June 30, 2000, $400,000 was borrowed under the terms of this line.

At June 30, 2000, the Company had $921,507 of cash and cash equivalents compared with $1,489,438 at December 31, 1999.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds is released several times monthly for application against current liabilities. The balance held in escrow on June 30, 2000, was $5,393,830 and $3,847,208 on December 31, 1999.

Net cash flows provided by operating activities was $2,477,682 for the six months ended June 30, 2000, compared to cash flows provided by operating activities of $2,175,440 for the six months ended June 30, 1999. The net increase is primarily the result of the increase in accounts payable.

Net cash flows used in investing activities was $2,135,648 for the six months ended June 30, 2000, compared to net cash flows used in investing activities of $1,721,235 for the six months ended June 30, 1999. Net cash flow used in investing activities for the six months ended June 30, 2000, reflects changes in restricted cash and the purchase of equipment. Net cash used in investing activities for the six months ended June 30, 1999, reflects changes in restricted cash, purchase of equipment and proceeds received from sale of assets.

Net cash flows used in financing activities was $909,965 for the six months ended June 30, 2000, compared to net cash flows used in financing activities of $860,425 for the six months ended June 30, 1999. Net cash flows used in financing activities for the six months ended June 30, 2000, and June 30, 1999, reflect the repayment of mortgages, preferred stock dividends and distributions to limited partners.

EBITDA decreased by $765,381, or 9%, to $8,190,740 for the six months ended June 30, 2000, compared to $8,956,121 for the six months ended June 30, 1999. EBITDA is defined as total operating revenues less direct, corporate and indirect operating costs. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt. The decrease is a result of a decline in occupancy and increased labor and operating costs.

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

On May 24, 2000, Hudson Hotels Corporation (the "Company") sold to RHD Capital Ventures LLC for an aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00. The Warrant is exercisable at any time until May 23, 2005. The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000. Simultaneously, with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligation to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment in full of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt from the Company to RHD. The purchase price of the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price. The Warrant purchase price increases over time.

On June 2, 2000, the Company entered into a Mezzanine Loan Restructuring Agreement with RHD Capital Ventures, LLC, and in connection therewith a Second Amended and Restated Mezzanine Note, a Second Amended and Restated Mezzanine Loan Agreement, and related amendments to collateral documents. The Restructuring Agreement reduced the stated principal of the Mezzanine Loan from $35,000,000 to $25,000,000 (including offset of the $750,000 Note given by RHD to the Company as partial consideration for the Warrant), reduced the stated interest rate to 6.53%, and fixed a maturity date of February 2, 2002. The security interest in the Company's assets was spread to cover the amounts which may become due under the Put and Call Agreement, as well.

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

Despite the foregoing changes, the Company's viability is dependent upon the further refinancing and restructuring of its debt obligations as they become due and strengthening its equity and asset base.

The Company is also restricted in accessing the cash flows generated from revenues as they are trapped for application against required escrows for debt, tax, insurance, and capital asset reserve. Cash in excess of the required escrows is released to the Company on a periodic basis for working capital needs.

There can be no assurances that in 2000 or 2001 the Company's restructuring efforts will be successful, or that its lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions including seeking court protection as may be appropriate to preserve asset value.

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

R. R. Donnelly & Sons, a financial printer, sued the Company and Hudson Hotels Trust in New York Supreme Court, Monroe County, by complaint filed October 14, 1999, for services rendered in preparation and printing of the registration statement and prospectus for the aborted initial public offering of Hudson Hotels Trust. Donnelly had claimed damages of $279,682.34, plus 18% interest, from May 10, 1999. The Company answered the Complaint on November 22, 1999. On July 13, 2000, the judge in this case granted summary judgment against the Company. The Company is currently assessing its rights and will likely appeal the ruling.

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

(A)      ITEM 5.   OTHER INFORMATION - NONE

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

                                           HUDSON HOTELS CORPORATION
                                           -------------------------
                                                (Registrant)

Date:    ___________                       /s/ E. Anthony Wilson
                                           -------------------------------------
                                           E. Anthony Wilson
                                           President and Chief Operating Officer


Date:    ___________                       /s/ Ralph L. Peek
                                           -------------------------------------
                                           Ralph L. Peek, Vice President
                                           and Chief Accounting Officer