Form 10-Q
period 2000-09-30
HUDSON HOTELS CORP
filed 2000-11-14
CIK 846469

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For Quarter Ended.............................................September 30, 2000
Commission File Number.................................................. 0-17838



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


         YES     X                          NO ____



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of October 27, 2000, the Registrant had issued and outstanding 2,729,523 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------


                                                                            Three Months Ended               Nine Months Ended
                                                                           2000            1999            2000            1999
                                                                           ----            ----            ----            ----
OPERATING REVENUES:
     Hotel operating revenues                                         $ 12,872,943    $ 12,839,061    $ 36,809,902    $ 37,086,514
     Management fees                                                       532,812         603,890       1,398,725       1,404,976
     Royalties                                                             548,327         568,297       1,391,972       1,296,483
     Other                                                                  18,962          23,221
                                                                      ------------    ------------    ------------    ------------


     Total operating revenues                                           13,973,044      14,011,248      39,623,820      39,787,973
                                                                      ------------    ------------    ------------    ------------


OPERATING COSTS AND EXPENSES
     Direct                                                              7,967,207       7,864,089      23,047,426      22,437,026
     Corporate                                                           1,082,547       1,212,766       3,462,364       3,460,433
     Non-recurring costs                                                         0         695,037               0         695,037
     Depreciation and amortization                                       1,678,140       1,515,915       4,950,260       4,489,954
                                                                      ------------    ------------    ------------    ------------


     Total operating costs and expenses                                 10,727,894      11,287,807      31,460,050      31,082,450
                                                                      ------------    ------------    ------------    ------------


     Income from operations                                              3,245,150       2,723,441       8,163,770       8,705,523
                                                                      ------------    ------------    ------------    ------------



OTHER INCOME (EXPENSE):
     Interest income                                                        95,819          78,958         237,997         201,041
     Interest expense                                                   (2,059,004)     (3,101,169)     (7,974,120)     (9,454,683)
     Loss on disposition of assets                                        (260,622)                       (414,304)           --
     Change in fair value of callable/puttable warrants                   (359,100)                       (470,600)           --
                                                                      ------------    ------------    ------------    ------------



     Total other expense                                                (2,582,907)     (3,022,211)     (8,621,027)     (9,253,642)
                                                                      ------------    ------------    ------------    ------------


     Income(Loss) from operations, before
        income taxes, minority interest, equity
        in income of affiliates and extraordinary item                     662,243        (298,770)       (457,257)       (548,119)

INCOME TAXES                                                                28,198           4,920          59,952           8,223
                                                                      ------------    ------------    ------------    ------------


     Income (Loss) before minority interest and equity in income of
        affiliates                                                         634,045        (303,690)       (517,209)       (556,342)

MINORITY INTEREST                                                          (24,121)        (23,902)        (68,675)        (68,426)
EQUITY IN INCOME OF AFFILIATES                                              52,916          79,458          73,416         119,918
                                                                      ------------    ------------    ------------    ------------


INCOME (LOSS) BEFORE EXTRAORDINARY GAIN                                    662,840    $   (248,134)       (512,468)   $   (504,850)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                                     0       4,089,465               0       4,089,465
                                                                      ------------    ------------    ------------    ------------

NET INCOME (LOSS)                                                     $    662,840    $  3,841,331    $   (512,468)   $  3,584,615
                                                                      ============    ============    ============    ============


NET INCOME (LOSS) PER COMMON SHARE - BASIC
     Income(Loss) before extraordinary gain                                   $.23          $(0.13)          $(.24)         $(0.29)
     Extraordinary gain                                                          0          $ 1.91           $   0          $ 1.98
                                                                      ------------    ------------    ------------    ------------
     Net income (loss)                                                        $.23          $ 1.78           $(.24)         $ 1.69
                                                                      ============    ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE - DILUTED
     Income(Loss) before extraordinary gain                           $        .11    $      (0.13)   $       (.24)   $      (0.29)
     Extraordinary gain                                                          0    $       1.91               0    $       1.98
                                                                      ------------    ------------    ------------    ------------
     Net income (loss)                                                $        .11    $       1.78    $       (.24)   $       1.69
                                                                      ============    ============    ============    ============



  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 and December 31, 1999
--------------------------------------------------------------------------------


ASSETS
                                                                                                   2000                     1999
                                                                                                   ----                     ----
CURRENT ASSETS:
     Cash and cash equivalents                                                               $   1,056,932            $   1,489,438
     Cash - restricted                                                                           6,592,424                3,847,208
     Accounts receivable - trade                                                                 1,342,968                  992,505
     Prepaid expenses and other                                                                    736,903                1,441,892
                                                                                             -------------            -------------

TOTAL CURRENT ASSETS                                                                             9,729,227                7,771,043

INVESTMENTS IN PARTNERSHIP INTERESTS                                                             1,715,332                1,591,283

LAND FOR REAL ESTATE DEVELOPMENT                                                                   200,000                  780,822

PROPERTY AND EQUIPMENT, NET                                                                    118,735,409              121,728,780

OTHER ASSETS                                                                                     5,926,249                6,339,628
                                                                                             -------------            -------------

     TOTAL ASSETS                                                                            $ 136,306,217            $ 138,211,556
                                                                                             =============            =============

LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:

     Note payable                                                                            $     196,000            $     400,000
     Current portion of long-term debt                                                           2,520,000                3,178,401
     Accounts payable - trade                                                                    1,449,457                1,376,111
     Other accrued expenses                                                                      6,122,115                6,337,369
                                                                                             -------------            -------------

TOTAL CURRENT LIABILITIES                                                                       10,287,572               11,291,881
                                                                                             -------------            -------------

LONG-TERM DEBT                                                                                 111,959,263              123,609,313
                                                                                             -------------            -------------

DEFERRED REVENUE - LAND SALE                                                                       185,055                  185,055
                                                                                             -------------            -------------

LIMITED PARTNERS' INTEREST IN
CONSOLIDATED PARTNERSHIP                                                                         1,031,680                1,060,613
                                                                                             -------------            -------------

CALLABLE/PUTTABLE WARRANTS                                                                       8,370,600
                                                                                                                                  0
                                                                                             -------------            -------------

SHAREHOLDERS' INVESTMENT:
     Preferred stock                                                                                   295                      295
     Common stock                                                                                    8,195                    6,507
     Additional paid-in capital                                                                 24,979,844               21,966,221
     Accumulated deficit                                                                       (20,475,036)             (19,867,078)
                                                                                             -------------            -------------

                                                                                                 4,513,298                2,105,945
     Less:  3,333 shares of common stock in treasury,
        at cost at September 30, 2000 and December 31, 1999                                        (41,251)                 (41,251)
                                                                                             -------------            -------------

TOTAL SHAREHOLDERS' INVESTMENT                                                                   4,472,047                2,064,694
                                                                                             -------------            -------------

     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                          $ 136,306,217            $ 138,211,556
                                                                                             =============            =============



 The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


                                                       SERIES A      ADDITIONAL                   ADDITIONAL
                                                      PREFERRED   PAID-IN CAPITAL    COMMON    PAID-IN CAPITAL
                                                        STOCK        PREFERRED        STOCK        COMMON
                                                        -----        ---------        -----        ------

BALANCE, DECEMBER 31, 1999                          $        295   $  1,560,705   $      6,507   $ 20,405,516

     Net Loss                                                 --             --             --             --

     Issuance of Stock                                        --             --          1,688      3,013,623

     Cash dividends paid on preferred stock                   --             --             --             --
                                                    ------------   ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 2000                         $        295   $  1,560,705   $      8,195   $ 23,419,139
                                                    ============   ============   ============   ============


                                                     ACCUMULATED      TREASURY
                                                       DEFICIT          STOCK           TOTAL
                                                       -------          -----           -----

BALANCE, DECEMBER 31, 1999                          $(19,867,078)   $    (41,251)   $  2,064,694

     Net Loss                                           (512,468)             --        (512,468)

     Issuance of Stock                                        --              --       3,015,311

     Cash dividends paid on preferred stock              (95,490)             --         (95,490)
                                                    ------------    ------------    ------------
BALANCE, SEPTEMBER 30, 2000                         $(20,475,036)   $    (41,251)   $  4,472,047
                                                    ============    ============    ============



Stock balances at December 31, 1999:

     Common stock:  2,165,634 shares; Preferred stock:  294,723 shares

Stock balances at September 30, 2000:

     Common stock:  2,729,523 shares; ; Preferred stock: 294,723shares



 The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------



CASH FLOWS FROM OPERATING ACTIVITIES:                                                              2000                 1999
                                                                                                   ----                 ----
Net Income/(Loss)                                                                              $  (512,468)             $ 3,584,615
     Adjustments to reconcile net income to net
        cash provided by operating activities:
      Depreciation and amortization                                                              4,950,260                4,489,954
      Loss on disposition of assets                                                                414,304
      Minority interest in operations                                                               68,675                   68,426
      Change in fair value of callable/puttable warrants                                           470,600                        0
      Non-cash consulting and employee compensation                                                      0                   51,188
      Equity in operations                                                                         (73,416)                (119,918)
      Extraordinary gain on debt extinguishment                                                          0               (4,089,465)
      Capital distributions from unconsolidated
         partnership interests                                                                      14,000                  103,235
      (Increase) decrease in assets -
         Accounts receivable - trade                                                              (350,463)                (433,838)
         Prepaid expenses and other                                                                704,989                  470,959
      Increase (decrease) in liabilities -
         Accounts payable                                                                           73,346                 (377,871)
         Other accrued expenses                                                                   (215,254)                  10,124
                                                                                               -----------              -----------
      Net cash provided by operating activities                                                  5,544,573                3,757,409
                                                                                               -----------              -----------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Increase in restricted cash                                                                  (2,745,216)              (2,430,548)
   Cash collected on disposition of assets                                                         262,200                1,650,058
   Purchase of equipment                                                                        (1,610,612)              (2,120,945)
   Other assets                                                                                   (497,236)                 (11,374)
                                                                                               -----------              -----------
      Net cash used in investing activities                                                      4,590,864               (2,912,809)
                                                                                               -----------              -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from sale of warrants                                                                  250,000                        0
   Repayment of mortgages                                                                       (1,230,050)              (1,096,731)
   Distributions to limited partners                                                              (106,675)                 (68,612)
   Dividends paid                                                                                  (95,490)                 (95,490)
   Repayments on line of credit, net                                                              (204,000)                       0
                                                                                               -----------              -----------
Net cash used in financing activities                                                           (1,386,215)              (1,260,833)
                                                                                               -----------              -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                           (432,506)                (416,233)

CASH AND CASH EQUIVALENTS - beginning of period                                                  1,489,438                1,751,580
                                                                                               -----------              -----------

CASH AND CASH EQUIVALENTS - end of period                                                        1,056,932              $ 1,335,347
                                                                                               ===========              ===========
OTHER INFORMATION:
   Cash paid during the period for:
      Interest                                                                                 $ 7,794,121              $ 9,305,353
      Income taxes                                                                             $    59,952              $    59,656





 The accompanying notes are an integral part of these consolidated statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



1.         BASIS OF PRESENTATION

The accompanying condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principals ("GAAP") requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

The accounting policies followed by the Company are set forth in Note 2 to the Company's financial statements in the December 31, 1999 Forms 10-K and 10-K/A.

Other footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 1999 Forms 10-K and 10-K/A.

The presentation of these financial statements reflects a 1 for 3 reverse stock split, which became effective September 14, 2000. All share and per share amounts in this Form 10Q have been restated to reflect this change.

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

The principal activity of the Company is as owner/manager of hotels. The Company also manages hotels with financial interest (through various partnerships) and manages hotels through third party management contracts. The owned and managed hotels are located in thirteen (13) states, and are operated under various franchise agreements. The Company operates in the industry segments of hotel operations and management.

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

Following the sale of its franchising system, the Company has focused its efforts on acquisition, development, and management of various hotel products, including Microtel Inns, which had been the Company's strength. During 1996, 1997, and 1998, the Company's acquisition and development program included several acquisitions and development of six (6) Microtel Inns through a joint venture partnership.

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

On May 24, 2000, Hudson Hotels Corporation (the "Company") sold to RHD Capital Ventures LLC for an aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00. The Warrant is exercisable at any time until May 23, 2005. The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000. Simultaneously, with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligation to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment in full of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt from the Company to RHD. The purchase price of the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price. The Warrant purchase price increases over time. Using the current stock price, the put price of the warrant as of February 2002 will be approximately $10,500,000. Following the Company's one for three reverse split, the number of shares subject to the warrant have been reduced to 1,666,667 and the exercise price adjusted upward accordingly.

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

Equity Inns, LP, is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,634,052. During 1999, the Company defaulted in payments of principal under that Note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the Note. Equity Inns is entitled to take 666,667 shares of common stock of Hudson Hotels Corporation, which was pledged as security for the Note. On April 12, 2000, Equity Inns and the Company executed a Note Modification Agreement which modified the terms of repayment and reinstated the Note in good standing. The Note Modification Agreement became effective upon the purchase of the mezzanine loan by RHD Capital Ventures.

Oppenheimer Convertible Securities Fund was the holder of the Company's $3,000,000 Convertible Debenture, due April 12, 2000. The Company did not have the capital resources to pay this obligation at maturity. On April 13, 2000, Oppenheimer and the Company executed an agreement pursuant to which it agreed to convert the principal of the Debenture into 1,666,667 shares (555,556 after one for three reverse stock split) of common stock of the Company, in accordance with the terms of the Debenture, in partial consideration of the Company's agreement to register with the SEC all of the shares issued upon conversion. The Agreement was contingent upon the Company paying outstanding interest upon the Debenture through April 15, 2000. On April 14, 2000, the Company paid the interest. Oppenheimer delivered notice of conversion to the Company on April 20, 2000.

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

In 1998, Hudson Hotels Trust executed a Promissory Note in the amount of $2,000,000, which is currently in default. The Company pledged 222,222 shares after the reverse split of common stock as security for repayment of the Note. The holder has sued both Hudson Hotels Trust and the Company for repayment of the principal and interest; the Company has denied liability for repayment, and summary judgment against the Company was denied by the court. The Note holder has filed notice of appeal. There can be no assurance as to the outcome of this lawsuit.

4.       SUMMARIZED FINANCIAL INFORMATION - INVESTMENTS IN PARTNERSHIP INTERESTS

The following is a summary of condensed statement of operation for the unconsolidated partnerships that the Company does not control for the nine month period ended September 30, 2000 and 1999 and balance sheets for September 30, 2000 and December 31, 1999.


                                                                                              2000                          1999
                                                                                              ----                          ----
Property and equipment, net of
  accumulated depreciation                                                                $ 55,875,453                 $ 56,908,026
Current assets                                                                               4,524,836                    4,672,082
Other assets                                                                                   746,253                      986,739
                                                                                          ------------                 ------------

  TOTAL ASSETS                                                                              61,146,542                   62,566,847
                                                                                          ------------                 ------------

Mortgage and notes payable - current                                                        19,477,965                      246,585
Other current liabilities                                                                    1,563,604                    2,745,311
Mortgage and notes payable - noncurrent                                                     25,236,049                   43,593,787
                                                                                          ------------                 ------------

  TOTAL LIABILITIES                                                                       $ 46,277,618                 $ 46,585,683
                                                                                          ------------                 ------------

NET ASSETS                                                                                $ 14,868,924                 $ 15,981,164
                                                                                          ============                 ============


Net revenues                                                                                16,511,402                 $ 18,386,215
Operating expenses                                                                          11,434,082                   11,922,533
                                                                                          ------------                 ------------

Income from operations                                                                       5,077,320                    6,463,682
Other expenses, net                                                                         (4,119,464)                  (4,294,705)
                                                                                          ------------                 ------------

NET INCOME                                                                                $    957,856                 $  2,168,977
                                                                                          ============                 ============




5.      LINE OF CREDIT

The Company has a line of credit with a commercial bank, with an interest rate of prime plus 1 1/2%, for a total of $196,000. The amount borrowed is collateralized by undeveloped land in Tonawanda, New York.

6.       LONG TERM DEBT

Future minimum repayments under long-term debt are as follows for the 12 months ending September 30:

                   2000                     $ 2,520,000
                   2001                       1,444,200
                   2002                      28,972,047
                   2003                       1,777,882
                   2004                       1,896,383
                   Thereafter                77,868,751

On May 24, 2000, Hudson Hotels Corporation (the "Company") sold to RHD Capital Ventures LLC ("RHD") for an aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00. The Warrant is exercisable at any time until May 23, 2005. The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000. RHD Capital Ventures, LLC is an affiliate of M, L, R & R, a large shareholder of the Company. After the reverse split, the number of shares subject to the warrant is 1,666,667. Upon exercise of the Warrant, and assuming no other exercise of outstanding options or warrants (including those held by M, L, R & R), RHD and its affiliates would own approximately 48% of the outstanding common stock of the Company.

Simultaneously with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligations to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt from the Company to RHD. The purchase price for the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price. The Warrant purchase price increases over time. Using the current stock price, the put price of the warrant as of February 2002 will be approximately $10,500,000.

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

For accounting purposes, the Company adjusted the carrying value of the debt to $27,350,000, the sum of the future cash payments specified by the terms of the debt agreement. The reduction in the debt ($6,900,000) was credited to the callable/puttable warrant to reflect the warrant at its estimated fair market value. Changes in the estimated fair market value of the warrant are reflected in the Company's Statement of Operations.

7.       COMMITMENTS AND CONTINGENCIES

The Company has various operating lease arrangements for automobiles and office space. Total rent expense under operating leases amounted to $260,970 and $362,451 for the periods ended September 30, 2000 and 1999, respectively. Future minimum lease payments under operating leases are approximately: 2000 remainder
- $78,200; 2001 - $457,160; 2002 - $426,084; and 2003 - $210,000.

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional monies for marketing assessments and reservation fees to its franchisors based on franchise agreements which extend from ten to sixteen years. Some of these agreements specify restrictions on transferability of the franchise and liquidated damages upon termination of franchise agreement due to the franchisee's default. Total fees were approximately $982,388 and $993,939 for the nine months ended September 30, 2000 and 1999, respectively.

In 1996, the Company acquired a hotel and assumed a ground lease for the land on which the hotel stands in Statesville, NC. The initial term of this lease commenced in February 1984 and expires April 30, 2005. The Company renewed the lease at its option, for three additional ten year periods ending April 30, 2035. The annual rental during the final ten years of the initial term and each extension is the greater of $22,000 plus one-half percent of gross room rentals from the Statesville hotel during the 1991 lease year of the lease term or four percent of gross room rentals from the Statesville hotel during each lease year. The Company has a right of first refusal to buy the land subject to the ground lease from the lessor during the lease term subject to the first refusal rights of Roses Department Stores, Inc., or its successors. Rent expense on the ground lease was $45,384 and $45,937 for the nine month periods ended September 30, 2000, and 1999, respectively.

The future minimum ground lease rental payments, assuming no gross room rentals during the initial lease term and no increases in the consumer price index, are as follows for the years ended December 31:

                   Remainder 2000           $  5,500
                   2001                       22,000
                   2002                       22,000
                   2003                       22,000
                   2004                       22,000
                   Thereafter                682,000
                                            --------
                                            $775,500
                                            ========

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

At September 30, 2000, the Company has net operating loss carryforwards for income tax purposes of approximately $2,450,000 and a capital loss carryforward of $3,400,000 that may be used to offset future taxable income. These loss carryforwards will begin to expire in 2004.

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

The following table presents revenues and other financial information by business segment for the nine months ended September 30, 2000 and 1999 (in thousands):



              2000                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
              ----                  ----------------     ------------------    ---------------    ------------
Revenues                           $      36,810       $         4,669         $    (1,855)      $     39,624
EBITDA                             $      11,908       $         1,207                  --       $     13,115
Depreciation and amortization      $       4,640       $           310                  --       $      4,950
Interest expense                   $       7,604       $           370                  --       $      7,974
Capital expenditures               $       1,573       $            38                  --       $      1,611
Total assets                       $     123,203       $        51,893         $   (38,790)      $    136,306


              1999                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
              ----                  ----------------     ------------------    ---------------    ------------
Revenues                           $     37,087        $         4,543         $    (1,842)      $     39,788
EBITDA                             $     12,841        $           355                  --       $     13,196
Depreciation and amortization      $      4,252        $           238                  --       $      4,490
Interest expense                   $      8,658        $           797                  --       $      9,455
Capital expenditures               $      1,987        $           134                  --       $      2,121
Total assets                       $    125,917        $        59,441         $   (44,696)      $    140,662



(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments' performance measure to the Company's consolidated loss from operations before taxes, minority interest, equity in income of affiliates, and extraordinary item:

                                                                                       2000         1999
                                                                                       ----        ----
                    EBITDA
                         Hotel operations                                           $ 11,908    $ 12,841
                         Management and other                                          1,207         355
                    Interest                                                          (7,974)     (9,455)
                    Depreciation and amortization                                     (4,950)     (4,490)
                    Other                                                               (648)        201
                                                                                    --------    --------
                    Loss before income taxes, minority interest, equity in income
                       of affiliates, and extraordinary item                        $   (457)   $   (548)
                                                                                    ========    ========



The following table presents revenues and other financial information by business segment for the three months ended September 30, 2000 and 1999 (in thousands):



              2000                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
              ----                  ----------------     ------------------    ---------------    ------------
Revenues                           $     12,873        $         1,749         $      (649)      $     13,973
EBITDA                             $      4,257        $           667                  --       $      4,924
Depreciation and amortization      $      1,570        $           108                  --       $      1,678
Interest expense                   $      1,995        $            64                  --       $      2,059
Capital expenditures               $        842        $             0                  --       $        842
Total assets                       $    123,203        $        51,893         $   (38,790)      $    136,306

              1999                  HOTEL OPERATIONS     MANAGEMENT & OTHER    ELIMINATION (A)    CONSOLIDATED
              ----                  ----------------     ------------------    ---------------    ------------
Revenues                           $     12,840        $         1,812         $      (641)      $     14,011
EBITDA                             $      4,408        $          (169)                 --       $      4,239
Depreciation and amortization      $      1,443        $            73                  --       $      1,516
Interest expense                   $      2,903        $           198                  --       $      3,101
Capital expenditures               $        900        $            46                  --       $        946
Total assets                       $    125,917        $        59,441         $   (44,696)      $    140,662


(A) Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments' performance measure to the Company's consolidated income from operations before taxes, minority interest, equity in income of affiliates, and extraordinary item:


                                                                                      2000      1999
                                                                                      ----      ----
                    EBITDA
                         Hotel operations                                           $ 4,257   $ 4,408
                         Management and other                                           667      (169)
                    Interest                                                         (2,059)   (3,101)
                    Depreciation and amortization                                    (1,678)   (1,516)
                    Other                                                              (524)       79
                                                                                    -------   -------
                    Income before income taxes, minority interest, and
                    equity in income of affiliates, and extraordinary item          $   663   $  (299)
                                                                                    =======   =======


10.      EARNINGS PER SHARE CALCULATION

        For purposes of calculating earnings per share, the potential dilutive effect of the callable/puttable warrant is computed using the reverse treasury stock method. Under that method, the incremental number of shares outstanding is computed as the number of shares that would have to be issued for cash at the average market price to obtain cash to settle the callable/puttable warrant. At September 30, 2000, the additional shares used in this computation was 3,054,927 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management's Discussion and Analysis should be read in conjunction with the entire Form 10-Q and Form 10-K/A 1999 Annual Report. Particular attention should be directed to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999:

Total operating revenues decreased $38,204, or less than 1%, to $13,973,044 for the three months ended September 30, 2000, from $14,011,248 for the three months ended September 30, 1999, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $12,872,943 for the three months ended September 30, 2000, an increase of $33,882, or less than 1%, from $12,839,061 for the three months ended September 30, 1999. Hotel operations consisted of the following:


                                                               THREE MONTHS ENDED
                                                SEPTEMBER 30, 2000         SEPTEMBER 30, 1999
                                                ------------------         ------------------
          Hotel room revenue                        $11,459,149                $11,475,463
          Beach club revenue                            424,748                    342,263
          Food and beverage revenue                     510,502                    515,027
          Other                                         478,544                    506,308
                                                   ------------               ------------

               Total                                $12,872,943                $12,839,061
                                                    ===========                ===========


Hotel room revenues were $11,459,149 for the three month period ended September 30, 2000, a decrease of $16,314, from $11,475,463 for the three month period ended September 30, 1999. The third quarter ended 2000 and 1999 room revenues for the same hotels remained flat. Occupancy, average daily room rates and revPar for the Company owned hotels were 69.9%, $61.74 and $43.13, respectively, for the three months ended September 30, 2000, and 71.7%, $60.44 and $43.31, respectively, for the three months ended September 30, 1999.

The Beach Club revenue, which totaled $424,748 for the three month period ended September 30, 2000, and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $82,845, or 34%, from $342,263 for the three months ended September 30, 1999. The increase is specifically attributable to increases in dues and initiation fees being charged.

Food and beverage revenue was $510,502 for the three months ended September 30, 2000, compared to $515,027 for the three months ended September 30, 1999, a decrease of $4,525, or 1%. The net decrease is primarily a result of reduced occupancy.

Other hotel revenue decreased $27,764, or 5% to $478,544 for the three months ended September 30, 2000 from $506,308 for the three months ended September 30, 1999. The decrease is primarily due to reduced occupancy.

ROYALTIES for the three month period ended September 30, 2000, have decreased $19,970, or 3%, to $548,327 from $568,297 for the three month period ended September 30, 1999. The decrease is attributable to approximately $30,000 that was determined to be uncollectible. The royalties are attributable to two hundred (200) franchised Microtel Inns in operation, as opposed to one hundred fifty-nine (159) in operation at September 30, 1999. The Company receives all royalties on twenty-seven (27) of the two hundred (200) franchised Microtel Inns and on the remaining one hundred seventy-three (173) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS based on the following schedule: 1% of gross room revenues for hotels 0-100;
 .75% of gross room revenues for hotels 101-250; and .5% of gross room revenues for hotels 251 and beyond.

In addition, the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-three (23) Microtel Inn properties (for a total of 50 properties) properties and will receive royalties when the facilities are opened and operating. However, the Company does not currently have the necessary capital to undertake the development of these properties.

MANAGEMENT FEES for the three month period ended September 30, 2000 decreased $71,078, or 12%, to $532,812, compared to management fees of $603,890 for the three-month period ended September 30, 1999. This decrease was due to a reduction in the number of managed properties. The schedule of owned and managed hotels is summarized below:


                                                             SEPTEMBER 30, 2000        SEPTEMBER 30, 1999
                                                             ------------------        ------------------
                 Owned                                               25                        25
                 Managed with financial interest                      9                        12
                 Other managed                                       10                        13
                                                                     --                       ---
                                                                     44                        50
                                                                     ==                       ===


Management fees of approximately $548,462 and $641,267 were generated by the twenty-five (25) owned hotels for the three month period ended September 30, 2000, and September 30, 1999, respectively, which were eliminated for consolidation purposes.

OTHER REVENUE for the three month period ended September 30, 2000, increased $18,962, or 100%, from $-0- for the three month period ended September 30, 1999. This is primarily a result of miscellaneous commissions received.

The Company plans to enhance its revenue by maintaining the following strategies: (i) improve operating performance of its existing hotels owned or under management, (ii) pursue third-party management contracts.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the three months ended September 30, 2000, was 38%, compared to 39% for the three months ended September 30, 1999.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses decreased $130,219, or 11%, to $1,082,547 for the three months ended September 30, 2000 from $1,212,766 for the three months ended September 30, 1999. The decrease is primarily a result of a reduction of the corporate staff and a reduction in rental expense.

NON-RECURRING COSTS. During the third quarter of 1999, the Company recorded $695,037 of costs associated with certain restructuring costs. During the third quarter of 2000, no such expenses were incurred.

DEPRECIATION AND AMORTIZATION for the three month period ended September 30, 2000, increased $162,225, or 11%, to $1,678,140 from $1,515,915 for the three month period ended September 30, 1999. The increase is a result of capital improvements made in 1998 and 1999, which increased the depreciation expense.

OTHER EXPENSE for the three months ended September 30, 2000, was reduced by $439,304, or 15%, to $2,582,907 from $3,022,211 for the three months ended
September 30, 1999. This reduction is the result of amortization of long-term debt resulting in less interest expense on the outstanding principal balances at September 30, 2000. In addition, the Company's mezzanine debt was restructured in June 2000, and the Company no longer records interest expense related to this debt. Of the $2,059,000 in total interest expense, 96% relates to mortgages and notes held on the owned hotels. The remaining interest expense is on a line of credit, bond issue, and interest accrued on notes payable of Hudson Hotels Trust, which the Company is required to accrue for accounting purposes, but which the Company believes it has no obligation to pay. Included in other expense is the adjustment for the fair value of the callable/puttable warrants (see Note 6). This expense amounted to $359,100 for the three months ended September 30, 2000. In addition, a loss on the sale of land in Tonawanda, New York, was included, amounting to $260,600.

INCOME TAXES - For the three month period ended June 30, 2000, the Company did not record a deferred tax benefit as realization of the future tax benefits related to the deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT - In July 1999, the Company replaced its outstanding $7.5 million convertible subordinated debenture with a new $3.0 million convertible subordinated debenture. As a result, the Company recognized an extraordinary gain of $4,089,465 or $1.91 per common share - basic during the three-month period ended September 30, 1999. No similar gain was recognized during the three-month period ended September 30, 2000.

NET INCOME/(LOSS) - As a result of the above factors, the net income decreased $3,178,491 from the three month period ended September 30, 1999 to a net income of $662,840 for the three month period ended September 30, 2000. The resulting net income per common share - basic of $0.23 for the three month period ended September 30, 2000, compared to a net income per common share - basic of $1.78 for the three month period ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999:

Total operating revenues decreased $164,153, or less than 1%, to $39,623,820 for 2000 from $39,787,973 for the nine months ended September 30 1999, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $36,809,902 for the nine months ended September 30, 2000, a decrease of $276,612, or 1%, from $37,086,514 for the nine months ended September 30, 1999. Hotel operations consisted of the following:


                                                              NINE MONTHS ENDED
                                                SEPTEMBER 30, 2000       SEPTEMBER 30, 1999
                                                ------------------       ------------------
          Hotel room revenue                        $32,128,802             $ 32,684,724
          Beach club revenue                          1,313,169                1,111,168
          Food and beverage revenue                   1,943,120                1,910,623
          Other                                       1,424,811                1,379,999
                                                   ------------             ------------

               Total                                $36,809,902             $ 37,086,514
                                                    ===========             ============


Hotel room revenues were $32,128,802 for the nine month period ended September 30, 2000, a decrease of $555,922, or 2%, from $32,684,724 for the nine month period ended September 30, 1999. The net decrease is the result of a decrease in overall occupancy. Occupancy, average daily room rates and revPar for the Company owned hotels were 65.7%, $61.76 and $40.60, respectively, for the nine months ended September 30, 2000, and 68.5%, $60.53 and $41.49, respectively, for the nine months ended September 30, 1999.

The Beach Club revenue, which totaled $1,313,169 for the nine month period ended September 30, 2000, and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $202,001, or 18%, from $1,111,168 for the nine months ended September 30, 1999. The increase is specifically attributable to increases in dues and initiation fees being charged.

Food and beverage revenue was $1,943,120 for the nine months ended September 30, 2000, compared to $1,910,623 for the nine months ended September 30, 1999, an increase of $32,497, or 2%. The net increase is primarily a result of increased prices being charged.

Other hotel revenue increased $44,812, or 3%, to $1,424,811 for the nine months ended September 30, 2000, from $1,379,999 for the nine months ended September 30, 1999. The increase is primarily the result of increased telephone revenues. These were generated by improving and upgrading the telephone systems.

ROYALTIES for the nine month period ended September 30, 2000, have increased $95,489, or 7%, to $1,391,972 from $1,296,483 for the nine month period ended September 30, 1999. The increase is attributable to two hundred (200) franchised Microtel Inns in operation at September 30, 2000, as opposed to one hundred fifty-nine (159) franchised Microtel Inns in operation at September 30, 1999. The Company receives all royalties on twenty-seven (27) of the two hundred (200) franchised Microtel Inns and on the remaining one hundred seventy-three (173) franchises established by US Franchise Systems, Inc., the Company receives royalty payments from USFS based on the following schedule: 1% of gross room revenues for hotels 0-100; .75% of gross room revenues for hotels 101-250; and
 .5% of gross room revenues for hotels 251 and beyond.

In addition, the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-three (23) Microtel Inn properties and will receive the royalties when the facilities are opened and operating. However, the Company does not currently have the necessary working capital to undertake the development of these properties.

MANAGEMENT FEES for the nine month period ended September 30, 2000, decreased $6,251, or less than 1%, to $1,398,725, compared to management fees of $1,404,976 for the same nine month period ended September 30, 1999. The decrease is primarily the result of a reduction in managed properties at September 30, 2000. The schedule of owned and managed hotels is summarized below:


                                               SEPTEMBER 30, 2000  SEPTEMBER 30, 1999
                                               ------------------  ------------------
      Owned                                          25                   25
      Managed with financial interest                 9                   12
      Other managed                                  10                   13
                                                     --                   --
                                                     44                   50
                                                     ==                   ==


Management fees of approximately $1,855,000 and $1,842,207 were generated by the twenty-five (25) owned hotels for the nine month period ended September 30, 2000, and September 30, 1999, respectively, which were eliminated for consolidation purposes.

OTHER REVENUE for the nine month period ended June 30, 1999 increased $23,221, or 100% to $23,221 from $0 for the nine month period ended September 30, 1999. This is primarily a result of commissions earned.

The Company plans to enhance its revenue by maintaining the following strategies: (i) improve operating performance of its existing hotels owned or under management, and (ii) pursue third-party management contracts.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the nine months ended September 30, 2000, was 37%, compared to 40% for the nine months ended September 30, 1999. The decrease was due to a reduction in occupancy and increased operating costs, primarily labor.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $1,931, or less than 1%, to $3,462,364 for the nine months ended September 30, 2000, from $3,460,433 for the nine months ended September 30, 1999. The increase is primarily a result of the following: (1) increased professional fees, including legal and accounting, and (2) payroll costs that included $250,000 of severance benefits and has been offset by reductions in rent expense and travel and entertainment.

NON-RECURRING COSTS during the nine-month period ended September 30, 1999. The Company recorded $695,037 of costs associated with its review of strategic alternatives and one-time charges. No such costs were incurred during the third quarter of 2000.

DEPRECIATION AND AMORTIZATION for the nine month period ended September 30, 2000, increased $460,306, or 2%, to $4,950,260 from $4,489,954 for the nine month period ended September 30, 1999. The increase is a result of capital improvements in 1997, 1998, and 1999, which increased depreciation expense.

OTHER INCOME (EXPENSE) for the nine months ended September 30, 2000, was reduced by $632,615, or 7%, to $8,621,027 from $9,253,642 for the nine months ended
September 30, 1999. The improvements are a result of amortization of long-term debt resulting in less interest expense on the outstanding principal balances at September 30, 2000. In addition, the Company's mezzanine debt was restructured in June 2000, and the Company no longer records interest expense related to this debt. Of the $7,974,000 in total interest expense, 78% relates to mortgages and notes held on the owned hotels. The remaining interest is on a line of credit, bond issue, mezzanine debt and interest accrued on notes payable to Hudson Hotels Trust, which the Company is required to accrue for accounting purposes, but which the Company believes it has no obligation to pay. Included in other expense is the adjustment for the fair value of the callable/puttable warrants (See Note 6). This expense amounted to $470,600. In addition, other expense includes losses on the disposition of assets totaling $414,300.

INCOME TAXES - The provision for income tax of $59,952 includes minimum state taxes for the nine month period ended September 30, 2000. The Company did not record a deferred tax benefit as realization of the future tax benefits related to the deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT - In July 1999 the Company replaced its outstanding $7.5 million convertible subordinated debenture with a new $3.0 million convertible subordinated debenture. As a result, the Company recognized an extraordinary gain of $4,089,465 or $1.98 per common share - basic during the nine-month period ended September 30, 1999. No similar gain was recognized during the nine-month period ended September 30, 2000.

NET INCOME/(LOSS) - As a result of the above factors, the net income decreased $4,097,083 from the nine month period ended September 30, 1999 to net loss of $512,468 for the nine month period ended September 30, 2000. The resulting net loss per common share - basic and diluted of $(0.24) for the nine month period ended September 30, 2000, compared to a net income per common share - basic and diluted of $1.69 for the nine month period ended September 30, 1999.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2000, the Company had a $196,000 demand note with a commercial bank, which bears interest at a rate of prime plus 1 1/2%. Amounts borrowed are collateralized by unencumbered land.

At September 30, 2000, the Company had $1,056,932 of cash and cash equivalents compared with $1,489,438 at December 31, 1999.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash is trapped for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed cash funds is released several times monthly for application against current liabilities. The balance held in escrow on September 30, 2000, was $6,592,426 and $3,847,208 on December 31, 1999. At September 30, 2000, approximately $348,000 was escrowed to permit the Company to prosecute an appeal of a judgement against the Company.

Net cash flows provided by operating activities was $5,544,573 for the nine months ended September 30, 2000, compared to cash flows provided by operating activities of $3,757,409 for the nine months ended September 30, 1999.

Net cash flows used in investing activities was $4,590,864 for the nine months ended September 30, 2000, compared to net cash flows used in investing activities of $2,912,809 for the nine months ended September 30, 1999. Net cash flow used in investing activities for the nine months ended September 30, 2000, reflects cash received for the sale of land, changes in restricted cash, collection of deposits and other assets less the purchase of equipment and the amounts placed into escrow as required by the loan agreements. Net cash used in investing activities for the nine months ended September 30, 1999, reflects cash received for the sale of land, changes in restricted cash, collection of deposits and other assets less the purchase of equipment and the amounts placed into escrow as required by the loan agreements.

Net cash flows used in financing activities was $1,386,215 for the nine months ended September 30, 2000, compared to net cash flows provided by financing activities of $1,260,833 for the nine months ended September 30, 1999. Net cash flows used in financing activities for the nine months ended September 30, 2000, reflects the repayment of mortgages and notes, preferred stock dividends, distributions to limited partners and repayment of line of credit. Net cash flows used in financing activities for the nine months ended September 30, 1999 reflects repayment of mortgages, preferred dividends and distributions to limited partners.

EBITDA decreased by $81,447, or 1%, to $13,114,030 for the nine months ended September 30, 2000, compared to $13,195,477 for the nine months ended September 30, 1999. EBITDA is defined as total operating revenues less direct, corporate and indirect operating costs. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

LIQUIDITY

In December 1998 and the first quarter of 1999, the Company took certain actions which resulted in default under its $35,000,000 Mezzanine Loan. In April 1999, the Company entered into an Agreement with the holder of its Mezzanine Loan pursuant to which the holder agreed to forbear from exercising its rights and remedies as a result of those defaults until April 11, 2000. On April 14, 2000, RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, purchased the Mezzanine Loan.

On May 24, 2000, Hudson Hotels Corporation (the "Company) sold to RHD Capital Ventures, LLC, for an aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00. The Warrant is exercisable at any time until May 23, 2005. The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000. Simultaneously, with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligation to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment in full of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt from the Company to RHD. The purchase price of the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price. The Warrant purchase price increases over time. Using the current stock price, the put price of the warrant as of February 20002 (due date) will be approximately $10,500,000. Following the Company's one for three reverse split, the number of shares subject to the warrant have been reduced to 1,666,667, and the exercise price adjusted upward accordingly.

On June 2, 2000, the Company entered into a Mezzanine Loan Restructuring Agreement with RHD Capital Ventures, LLC, and in connection therewith, a Second Amended and Restated Mezzanine Note, a Second Amended and Restated Mezzanine Loan Agreement, and related amendments to collateral documents. The Restructuring Agreement reduced the stated principal of the Mezzanine Loan from $35,000,000 to $25,000,000 (including offset of the $750,000 Note given by RHD to the Company as partial consideration for the Warrant), reduced the stated interest to 6.53% and fixed a maturity date of February 2, 2002. The security interest in the Company's assets was spread to cover the amounts which may become due under the Put and Call Agreement, as well.

Equity Inns, LP, is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,634,052. During 1999, the Company defaulted in payments of principal under that Note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the Note. Equity Inns is entitled to take 666,667 shares of common stock of Hudson Hotels Corporation, which was pledged as security for the Note. On April 12, 2000, Equity Inns and the Company executed a Note Modification Agreement which modified the terms of repayment and reinstated the Note in good standing.

Oppenheimer Convertible Securities Fund is the holder of the Company's $3,000,000 Convertible Debenture, due April 12, 2000. The Company did not have the capital resources to pay this obligation at maturity. On April 13, 2000, Oppenheimer executed an agreement pursuant to which it agreed to convert the principal of the Debenture into 1,666,667 shares (555,556 shares after one for three reverse split) of common stock of the Company, in accordance with the terms of the Debenture, in partial consideration of the Company's agreement to register with the SEC all of the shares issued upon conversion.

In 1998, Hudson Hotels Trust executed a Promissory Note in the amount of $2,000,000, which is currently in default. The Company pledged 222,222 shares after the reverse split of common stock as security for repayment of the Note. The holder has sued both Hudson Hotels Trust and the Company for repayment of the principal and interest; the Company has denied liability for repayment, and summary judgment against the Company was denied by the court. The Noteholder has filed notice of appeal. There can be no assurance as to the outcome of this lawsuit.

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

There can be no assurances that in 2000 or 2001 the Company's restructuring efforts will be successful, or that its lenders will agree to a course of action consistent with the Company's requirements in restructuring the obligations. Even if such agreement is reached, it may require agreements of other creditors and shareholders of the Company, none of which is assured. Furthermore, there can be no assurance that restructuring of the Company's debt can be successfully accomplished on terms acceptable to the Company. Under current circumstances, the Company's ultimate ability to remain viable depends upon the successful restructuring of its debt obligations. If the Company is unsuccessful in these efforts, it may be unable to make its future obligations associated with its principal payments, as well as other obligations, making it necessary to undertake such other actions, including seeking court protection as may be appropriate to preserve asset value.

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

For the third quarter ended September 30, 2000, no additional Y2K costs were incurred.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking an unspecified amount of damages plus interest and costs, against Rochester Community Savings Bank, ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. On December 6, 1990, Delray Beach Hotel Properties Limited, a Florida limited partnership controlled by Hudson Hotels, purchased the Seagate Hotel and Beach Club from RCSB's subsidiary, SHORE. The purchase contract included an indemnification of Hudson Hotels against any action resulting from previously negotiated contracts between RCSB's subsidiaries and third-parties; however, this indemnity specifically excludes indemnity for punitive damages which may be assessed against the Company. Case #90-12358-AB contained allegations that RCSB's subsidiary, SHORE, defaulted in its obligations under a Contract for Purchase and Sale, dated August 16, 1990, and failed to go forward with the transaction due to alleged tortious negotiations between RCSB and Hudson. On March 17, 1994, the Court granted Summary Judgment in favor of RCSB and Hudson Hotels which judgment was appealed by Seagate. The Fourth District Court of Appeal in Florida affirmed the summary judgment on RCSB and reversed the summary judgment granted in favor of Hudson, remanding the action to Circuit Court for further consideration. On August 15, 1994, Seagate proceeded to trial against SHORE in case #90-12358-AB. During the course of the trial, Seagate took a voluntary dismissal of their action against SHORE. On September 8, 1994, Seagate refiled its lawsuit against SHORE and joined Delray Beach Hotel Properties Limited, through its general partner, Delray Beach Hotel Corp. (bearing Case #94-6961-AF). The new case against SHORE was brought essentially on the same facts as stated above. The claim against Delray Beach Hotel Properties Limited was identical to the conspiracy and tortious interference with a business relationship claim currently existing against Hudson Hotels. On January 27, 1995, the Court issued an Order dismissing the Amended Complaint as to Delray Beach Hotel Properties Limited. The Circuit Court has consolidated the case against Hudson Hotels (Case #90-12358-AB) and the case against SHORE (Case #94-6961-AF). The case came to trial in late February 2000; the judge declared a mistrial before the trial had commenced. The case has been put back on the trial calendar for trial during January 2001.

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

On June 2, 1999, the Company, and its subsidiary, Hudson Hotels Properties Corporation, as well as Hudson Hotels Trust; E. Anthony Wilson, the Company's Chairman and President; and a significant shareholder were each served with a summons and complaint by B. Thomas Golisano, the holder of a $2,000,000 note from Hudson Hotels Trust, which is secured by 666,666 shares of common stock of the Company. The action has been commenced in New York Supreme Court and demands damages of $2,000,000, plus costs and disbursements. The complaint alleges that such note is in default and that the Company assumed the obligation of Hudson Hotels Trust to pay such note. In addition, the complaint alleges that Mr. Wilson and the significant shareholder of the Company conspired to cause the Company to breach certain negative covenants that the Company entered into in connection with the pledge of the 666,666 shares of the Company's common stock. Hudson Hotels Trust has admitted the default on the $2,000,000 note, while the Company and the other defendants have denied liability except for the pledge of the 666,666 shares of the Company's common stock. The parties argued plaintiff's motion for summary judgement on August 13, 1999. The judge granted summary judgment in favor of the plaintiff against Hudson Hotels Trust, but denied summary judgment against Hudson

Hotels Corporation. Thereafter, Plaintiff filed an amended complaint naming additional parties, including M,L,R & R and HH Bridge, L.P., and stating new causes of action against the additional parties. The Company has answered the amended complaint and depositions are scheduled for December 2000.

R. R. Donnelly & Sons, a financial printer, sued the Company and Hudson Hotels Trust in New York Supreme Court, Monroe County, by complaint filed October 14, 1999, for services rendered in preparation and printing of the registration statement and prospectus for the aborted initial public offering of Hudson Hotels Trust. Donnelly had claimed damages of $279,682.34, plus 18% interest, from May 10, 1999. The Company answered the Complaint on November 22, 1999. On July 13, 2000, the judge in this case granted summary judgment against the Company. The Company is appealing the ruling and has escrowed $347,000 with the court to bond the appeal.

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



ITEM 2.  CHANGE IN SECURITIES - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of the stockholders of the Company, held on September 14, 2000, the stockholders of the Company approved the following:

1. To elect five (5) directors for a term of one (1) year or until their successors have been elected and qualified.

2. To consider and act upon a proposal to permit the Board of Directors to amend the Company's Certificate of Incorporation to effect a reverse stock split of the Company's issued common stock in which one new share of Common Stock would be exchanged for every three shares of Common Stock currently issued and outstanding (the "Reverse Stock Split"), all fractional shares to be rounded up to the next whole share, all as more fully described in the accompanying Proxy Statement.

3. To consider and act upon a proposal to amend the Company's 1993 Director's Stock Option Plan.

4. To consider and act upon a proposal to appoint Bonadio & Co., LLP, as the Company's independent public accountants for the year ending December 31, 2000.

The table below sets forth the number of votes cast for, against or withheld for each nominee to the Company's Board of Directors, as well as votes cast for other proposals discussed above at the September 14, 2000, shareholders' meeting:

        NOMINEE                FOR            AUTHORITY WITHHELD
        -------                ---            ------------------
E. Anthony Wilson            4,089,706                 110,870
Richard C. Fox               4,089,706                 110,870
Ted Filer                    4,087,706                 112,870
Ralph L. Peek                4,089,706                 110,870
Alan S. Lockwood             4,089,706                 110,870

As to the proposal to amend the Certificate of Incorporation to effect a reverse split of one share for every three:

         4,754,572            Shares have voted FOR
           151,005            Shares have voted AGAINST
            14,999            Shares have ABSTAINED

As to the proposal to approve the proposal to amend the 1993 Director's Stock Option Plan:

         4,580,286            Shares have voted FOR
           328,691            Shares have voted AGAINST
            11,599            Shares have ABSTAINED
As to the proposal to appoint Bonadio & Co., LLP, as the Company's independent public accountant for the year ending December 31, 2000:

         4,839,643            Shares have voted FOR
            70,938            Shares have voted AGAINST
             9,995            Shares have ABSTAINED

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

     11          Statement re: computation of per share earnings

     27          Financial Data Schedule

B. Form 8-K: The following report was filed on Form 8-K

                 September 14, 2000, Item 5, Other Events
                 May 24, 2000, Item 5, Other Events, including Proforma Balance Sheet as of May 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       HUDSON HOTELS CORPORATION
                                              (Registrant)

Date: November 14, 2000         /s/ E. ANTHONY WILSON
                                    E. Anthony Wilson, Chairman of the Board and
                                       Chief Executive Officer

Date: November 14, 2000         /s/ RALPH L. PEEK
                                    Ralph L. Peek, Executive Vice President and
                                    Chief Accounting Officer