Form 10-K
period 2000-12-31
HUDSON HOTELS CORP
filed 2001-03-30
CIK 846469

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        For the Year Ended                                Commission File
        December 31, 2000                                 Number 0-17838

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

                     Yes |X|                    No |_|


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The Registrant's revenues for the year ended December 31, 2000:  $51,155,390.

The aggregate market value of the Common Stock held by non-affiliates of the Registrant (computed by reference to the closing price as reported by the National Quotation Bureau, Inc. as of March 22, 2001 was $1,460,305 (1,661,892 shares at $7/8 per share).

The number of shares outstanding of each of the Registrant's classes of common stock as of March 22, 2001, is as follows:

                        2,749,523 Shares of Common Stock
                            Par Value $.001 per share

Parts of the Proxy Statement for the Registrant's Annual Meeting of Stockholders to be held June 14, 2001 are incorporated by reference to Part III of the Form 10-K Report.

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

In 1995, the Company entered into an agreement with US Franchise Systems, Inc. ("USFS") pursuant to which USFS purchased worldwide franchising and administration rights for the Microtel hotel chain (the "USFS Agreement"). Following this transaction, the Company ceased its franchising activities. Although the agreement was entitled Joint Venture Agreement, the transaction was structured as an outright sale of the Company's franchising rights. Pursuant to the Agreement, the Company is entitled to receive royalty payments from properties franchised by USFS at the rate of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250 and .5% of gross room revenues for all hotels in excess of 250.

Recently, the Company has focused its efforts on development and management of various hotel products.

As of December 31, 2000, the Company managed forty-four (44) hotel properties located primarily in the Northeast and Southeast United States. Of the forty-four (44) hotel properties under management, twenty-five (25) are owned by the Company. These properties range from super budget "Microtel Inns" to full-service hotels. The Company competes for management contracts with other hotel management companies, many of which have significantly larger organizations and greater financial resources. In some cases, hotel owners may require the hotel management company to invest in or advance funds to the hotel in order to obtain the management contract. In these cases, the Company may be at a competitive disadvantage.

The management contracts entered into vary from month-to-month to ten years, some of which may be cancelled with penalty upon sale of the property. They provide for a full range of hotel management services, including operations management, personnel and staffing, sales and marketing, business systems, financial management, and food and beverage management, for a fee, typically a percentage of gross revenues.

The Company's portfolio of managed properties, owned, partially owned through partnerships in which the Company has a minority equity position, and those owned by unrelated parties, is made up of the following franchise affiliations:

                                                                    PERCENT OF
                                                     NUMBER OF   COMPANY'S TOTAL
FRANCHISE                        NUMBER OF HOTELS   GUEST ROOMS    GUEST ROOMS
---------                        ----------------   -----------    -----------

Owned

Fairfield Inn                           8               949            19.3%

Hampton Inn                             9             1,085            22.0%

Comfort Inn                             2               184             3.7%

Econo Lodge                             1                65             1.3%

Red Roof Inn                            1               147             3.0%

Independent                             4               458             9.3%
                                    -----             -----           -----


                                       25             2,888            58.6%
                                    -----             -----           -----

Managed with a Financial Interest

Microtel Inn                            5               522            10.6%

Econo Lodge                             1               102             2.1%


Holiday Inn                             1               146             3.0%


Hampton Inn                             1               133             2.7%


Comfort Suites                          1               100             2.0%
                                    -----             -----           -----


                                        9             1,003            20.4%
                                    -----             -----           -----

Other Managed
Holiday Inn Express                     2               192             3.9%
Hampton Inn                             1               129             2.6%
Microtel Inn                            2               204             4.2%
Sleep Inn                               1               107             2.2%

Hawthorn Inn                            1                73             1.5%

Comfort Inn                             2               193             3.9%
Independent                             1               134             2.7%
                                    -----             -----           -----


                                       10             1,032            21.0%
                                    -----             -----           -----

                 TOTAL                 44             4,923             100%
                                    =====             =====           =====

The Company has a minority equity position, either as a general or a limited partner, in nine (9) entities that own hotel properties. In addition, it is a general partner in Watertown Hotel Properties II, L.P., an entity which previously owned a hotel property and holds a mortgage upon the property, representing a portion of the sale price of this property, and in Microtel Partners - 1995, L.P., which owns a parcel of land in Tonawanda, New York.

The Company's owned and managed properties are located in the following areas of the United States and had the indicated capital renovation, average occupancy, and average daily rate during the fiscal year ended December 31, 2000.

                                                  2000                  2000           2000
                            Number of     Planned & Completed          Average        Average
 Hotel Type and Region     Guest Rooms  Renovation Expenditures       Occupancy     Daily Rate
 ---------------------     -----------  -----------------------       ---------     ----------
Northeastern Region
    Luxury                        134           $  150,000               54.6%        $104.83
    Midrange                    1,221            4,150,000               68.6%          69.90
    Budget                        543              300,000               73.6%          49.51
                           ----------           ----------              -----         -------
    Sub-Total                   1,898            4,600,000               69.1%        $ 65.46
                           ----------           ----------              -----         -------

Southeastern Region
    Luxury                         70              105,000               79.0%        $138.41
    Midrange                    1,582              760,000               62.6%          56.98
    Budget                        702              230,000               61.9%          43.60
                           ----------           ----------              -----         -------
    Sub-Total                   2,354            1,095,000               62.9%        $ 56.10
                           ----------           ----------              -----         -------

Midwest Region
    Midrange                      121                5,000               61.6%        $ 70.16
    Budget                        107               25,000               63.8%          52.02
                           ----------           ----------              -----         -------
    Sub-Total                     228               30,000               62.7%        $ 61.49
                           ----------           ----------              -----         -------

Southwest Region
    Midrange                      443               92,000               63.0%        $ 63.20
                           ----------           ----------              -----         -------
    Sub-Total                     443               92,000               63.0%        $ 63.20
                           ----------           ----------              -----         -------

    TOTAL                       4,923           $5,817,000              65.23%        $ 60.67
                           ==========           ==========              =====         =======

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

On May 24, 2000, the Company sold to RHD Capital Ventures, LLC for aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00. Following the Company's one for three reverse split, the number of shares subject to the warrant have been reduced to 1,666,667 and the exercise price has been adjusted to $3.00 per share. The Warrant is exercisable at any time until May 23, 2005. The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000. Simultaneously, with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligations to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment in full of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt from the Company to RHD. The purchase price for the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price. The Warrant purchase price increases over time. Using the company's average stock price for the quarter ended December 31, 2000, the put price of the warrant as of February 2002 will be approximately $10,500,000.

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

Equity Inns, LP is the holder of a Promissory Note from the Company, with a current principal balance of $2,634,052. During 1999, the Company defaulted in payments of principal under that Note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the Note. Equity Inns is entitled to take 666,667 shares of common stock of the Company, which was pledged as security for the Note. On April 12, 2000, Equity Inns and the Company executed a Note Modification Agreement which modified the terms of repayment and reinstated the Note in good standing. The Note Modification Agreement became effective upon the purchase of the mezzanine loan by RHD Capital Ventures.

Oppenheimer Convertible Securities Fund was the holder of the Company's $3,000,000 Convertible Debenture, due April 15, 2000. The Company did not have the capital resources to pay this obligation at maturity. On April 13, 2000, Oppenheimer and the Company executed an agreement pursuant to which it agreed to convert the principal of the Debenture into 1,666,667 shares (555,556 after one for three reverse stock split) of common stock of the Company, in accordance with the terms of the Debenture, in partial consideration of the Company's agreement to register with the SEC all shares issued upon conversion. The Agreement was contingent upon the Company paying outstanding interest upon the Debenture through April 15, 2000. On April 14, 2000, the Company paid the interest. Oppenheimer delivered notice of conversion to the Company on April 20, 2000.

On September 14, 2000, at its annual meeting of shareholders, the Company's shareholders approved an amendment to the certificate of incorporation of the Company to effect a one-for-three reverse split of the Company's outstanding common stock, par value $.001. Following the approval by the shareholders, the Company immediately filed the amendment to its certificate of incorporation, and the reverse split became effective as of the opening of business on September 18, 2000. As a result of the reverse split, the 8,188,569 shares outstanding prior to the split were changed into 2,729,523 shares.

Employee Relations

At December 31, 2000, the Company had approximately 1,500 employees working at the hotels it owns or manages or in its corporate office. None of these employees are subject to collective bargaining agreements. The Company believes that all of its relations with these employees are good.

Company Properties

The Company currently owns twenty-five (25) hotel properties in addition to having a minority equity interest in entities that own additional hotel properties. There are 2,888 guestrooms in these twenty-five (25) properties.

Description of Properties

HH Properties-Tonawanda, Inc.: At fiscal year end, the Company owned one (1) parcel of land in Tonawanda, New York, which was being held for sale. This land is north of Buffalo, New York, off Interstate 290 in proximity to major businesses, universities and shopping centers. The Company sold 4.3 acres in 2000, and the Company owns a remaining parcel of 2.5 acres at a cost of $200,000 or $80,000 an acre. The parcel is zoned for hotel and restaurant development. This parcel of land is adjacent to a parcel owned by Microtel Partners - 1995, L.P. (see below). These properties are being marketed for sale.

The Company, through its equity investments, owns minority interests in the following entities:

The Montgomery Group: This limited partnership owns an 84 room Comfort Inn located in Montgomeryville, Pennsylvania. The Company's ownership percentage is 2.083%. The hotel was opened in 1991, and is in very good condition. The total outstanding mortgage balance at December 31, 2000, was approximately $2.8 million. The Company does not manage this hotel.

950 Jefferson Road Associates, L.P.: This limited partnership owns a 102 room Econo Lodge located in Henrietta, New York. The Company's ownership percentage is 2%. The hotel was built in 1984 and is in fair condition. The partnership has a first mortgage with a balance of approximately $2.5 million at December 31, 2000.

Microtel Gatlinburg L.P.: This limited partnership owns a 102 room Microtel Inn located in Gatlinburg, Tennessee. The hotel is located adjacent to the Great Smoky Mountain National Park and a short distance from Dollywood in Pigeon Forge, Tennessee. The Company's ownership percentage is 10%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of approximately $1.9 million at December 31, 2000.

Fishers Road Hotel Properties, L.P.: This limited partnership owns a 99 room Microtel Inn located in Victor, New York, adjacent to Interstate 90. The Company's ownership percentage is 22.5%. The hotel was built in 1994 and is in excellent condition. The partnership has a first mortgage with a balance of approximately $2.0 million at December 31, 2000.

Essex Microtel LeRay, L.P.: This limited partnership owns a 100 room Microtel Inn located in Watertown, New York, which opened in 1990. The Company's ownership percentage is 5.3532%. The first mortgage on the property totals approximately $1.0 million and is held by Watertown Hotel Properties II, L.P., a partnership in which the Company has the general partnership interest. The Company does not manage this hotel.

Rochester Hospitality Partners, L.P.: This limited partnership owns six Microtel Inns. The Company's ownership percentage is 20%. The hotels opened between 1995 and 1997, varying from 99 to 122 rooms. All of these properties are in good to excellent condition. The partnership has an aggregate indebtedness on the six
(6) properties of approximately $15 million at December 31, 2000. The Company currently manages three (3) of these properties.

HH Bridge, L.P.: This limited partnership owns a 146-room Holiday Inn in Cleveland, Ohio; a 133-room Hampton Inn in Cheektowaga, New York; and a 100-room Comfort Suites in Cheektowaga, New York. These properties are in good to excellent condition. The partnership has a first mortgage with a balance of $15.3 million at December 31, 2000. The Company owns a non-controlling 1% general partnership interest in the limited partnership.

Microtel Partners - 1995, L.P.: This limited partnership owns 2.87 acres of land in Tonawanda, New York. The Company's ownership percentage is 50%.

Watertown Hotel Properties II, L.P.: This limited partnership holds a $1.0 million mortgage receivable from Essex Microtel Leray L.P. which is collateralized by a 100 room Microtel Inn located in Watertown, New York. Monthly payments consist of interest only at 9% per annum. The entire principal amount is due April 30, 2001. The Company's ownership percentage is 2.08%.

Company Owned Hotels

The Company, through its wholly owned subsidiary HH Properties-I, Inc., owns the following properties. The properties are secured by a first mortgage from Nomura Asset Capital Corporation, with an aggregate balance of $53.6 million at December 31, 2000. As part of the first mortgage agreement, the Company is required to reserve 5% of operating revenues, which is used for capital improvements to the properties. All properties are in good to very good condition.

           PROPERTY NAME                                    LOCATION                            NUMBER OF ROOMS
           -------------                                    --------                            ---------------
Seagate Hotel and Beach Club          Delray Beach, Florida                                               70
Brookwood Inn                         Pittsford, New York                                                107
Comfort Inn                           Greece, New York                                                    83
Comfort Inn                           Jamestown, New York                                                101
Econo Lodge                           Canandaigua, New York                                               65
Fairfield Inn                         Albany, Georgia                                                    120
Fairfield Inn                         Cary, North Carolina                                               125
Fairfield Inn                         North Charleston, South Carolina                                   120
Fairfield Inn                         Columbia, South Carolina                                           128
Fairfield Inn                         Durham-Research Triangle Park, North Carolina                       96
Fairfield Inn                         Richmond, Virginia                                                 124
Fairfield Inn                         Statesville, North Carolina                                        116
Fairfield Inn                         Wilmington, North Carolina                                         120
Brookwood Inn                         Durham, North Carolina                                             149
Red Roof Inn                          Raleigh, North Carolina                                            147
Brookwood Inn                         Charlotte, North Carolina                                          132
                                                                                                       -----
                                                                                                       1,803
                                                                                                       =====

The Company, through its wholly owned subsidiary HH Properties-II, Inc., owns the following properties. The properties are secured by a first mortgage from Nomura Asset Capital Corporation, with an aggregate balance of $28.9 million at December 31, 2000. As part of the first mortgage agreement, the Company is required to reserve 5% of operating revenues, which is used for capital improvements to the properties. All properties are in good to very good condition.

  PROPERTY NAME                    LOCATION              NUMBER OF ROOMS
  -------------                    --------              ---------------

Hampton Inn           Greenville, South Carolina               123
Hampton Inn           Spartanburg, South Carolina              110
Hampton Inn           Albuquerque, New Mexico                  124
Hampton Inn           Greensboro, North Carolina               121
Hampton Inn           Eden Prairie, Minnesota                  123
Hampton Inn           San Antonio, Texas                       123
Hampton Inn           Amarillo, Texas                          116
Hampton Inn           Roswell, Georgia                         129
Hampton Inn           Syracuse, New York                       116
                                                             -----
                                                             1,085
                                                             =====

Leased Property

The Company leases about 19,000 square feet of office space in Rochester, New York, which serves as the Company's headquarters. The lease has an initial term of five years, expiring July 2003. The Company has an option to extend this lease to July 2008.

Hotel Lodging Industry

According to Smith Travel Research, hotel room demand had outpaced supply from 1992 through 1996. Beginning in 1997, room supply increases exceeded demand increases. Room supply has continued to increase, causing a decrease in occupancy rates while the average daily rate (ADR) has increased over the same period of time.

Currently, the majority of properties owned or managed by the Company fall under the limited service economy/mid-price category. This category is defined as a hotel which provides some, but not all of the amenities of a full-service hotel. It is appropriate to compare the Company's portfolio to this industry segment since the majority of the Company's properties fall within this segment (Hampton Inn, Comfort Inn, Econo Lodge, Fairfield Inn and Red Roof Inn.) The limited-service economy/mid-priced segment had seen increases in occupancy, room revenue and RevPAR from 1992 to 1995. From 1996 to 1999, the segment of the hotel industry that the Company primarily competes in has experienced a decline in occupancy. For the year 2000, the occupancy remained flat, but room rate ("ADR") and RevPAR have continued to increase. The ADR percentage growth has decreased compared to prior years. These results are due to the supply exceeding demand, moderated by guests willing to pay a premium for clean/fresh hotel rooms with certain amenities offered by nationally branded limited-service hotels.

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

                                    OCCUPANCY

                                                            U.S. Limited Service
    Year                  Company Owned Hotels               Economy/Midpriced
    ----                  --------------------              --------------------
    1996                         62.6%                              63.0%
    1997                         65.2%                              62.0%
    1998                         68.7%                              61.6%
    1999                         65.6%                              61.4%
    2000                         63.9%                              61.6%

================================================================================

                                       ADR

                                                            U.S. Limited Service
    Year                    Company Owned Hotels             Economy/Midpriced
    ----                    --------------------            --------------------
    1996                         $62.96                           $49.18
    1997                         $56.51                           $51.48
    1998                         $58.74                           $53.63
    1999                         $60.35                           $55.31
    2000                         $61.27                           $57.44

================================================================================

                                     RevPAR

                                                            U.S. Limited Service
    Year                   Company Owned Hotels              Economy/Midpriced
    ----                   --------------------             --------------------
    1996                          $39.39                           $31.00
    1997                          $36.82                           $31.91
    1998                          $40.35                           $33.05
    1999                          $39.61                           $34.30
    2000                          $39.18                           $36.32

================================================================================

Business Strategy

The Company plans to continue to improve its position in the lodging industry by implementing the following strategies:

Enhance operating performance of its existing hotels owned or under management. The Company operated forty-four (44) hotels at the end of 2000. The Company intends to utilize its operating, marketing and financial systems resources to improve operating performance by maximizing revenues and reducing operating expenses. Steps have been taken to enhance the operating performance of the hotels by improving revenue and customer service and to provide administrative support for hotel operations.

Acquire additional hotel management contracts. In addition to the twenty-five
(25) hotels owned by the Company, nineteen (19) hotels were managed for other owners at December 31, 2000. The Company has a minority ownership position in nine (9) of these nineteen (19) hotels. The Company is active in trying to obtain additional management contracts in order to utilize its information systems and personnel to enhance the operating performance of additional managed hotels. The Company believes that due to its size, experience, information systems, purchasing power and support systems it is often a more effective hotel manager than individuals or smaller firms, which lack these resources. The Company is better able to utilize its operating structure and spread its administrative costs as it increases the number of hotels it operates. However, as described above, the Company often must compete with larger and better-capitalized hotel management companies that have competitive advantages when compared to the Company. The Company had a net decrease of three (3) management contracts in 2000.

Service Marks

As a result of the USFS Agreement, the Company transferred all proprietary marks relating to the "Microtel" name to US Franchise Systems, Inc. The Company retains service marks for certain independent properties which it owns including "Brookwood Inn" and "Seagate".

The Company uses various national trade names pursuant to licensing arrangements with national franchisors which include: Microtel Inn(R), a registered trademark of USFS; Comfort Inn(R)and Econo Lodge(R), registered trademarks of Choice Hotels International, Inc.; Fairfield Inn by Marriott(R), a registered trademark of Marriott International, Inc.; Hampton Inn(R), a registered trademark of Hilton Corp., formerly Promus Corp.; and Red Roof Inn(R), a registered trademark of Red Roof Inns, Inc.

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

Item 3. Legal Proceedings

1. On June 2, 1999, the Company, and its subsidiary, Hudson Hotels Properties Corporation, as well as Hudson Hotels Trust, E. Anthony Wilson, the Company's Chairman and President, and a significant shareholder were each served with a summons and complaint by B. Thomas Golisano, the holder of a $2,000,000 note from Hudson Hotels Trust, which is secured by 222,222 shares of common stock of the Company. The action has been commenced in New York Supreme Court and demands damages of $2,000,000, plus costs and disbursements. The complaint alleges that such note is in default and that the Company assumed the obligation of Hudson Hotels Trust to pay such note. In addition, the complaint alleges that Mr. Wilson and the significant shareholder of the Company conspired to cause the Company to breach certain negative covenants that the Company entered into in connection with the pledge of the 222,222 shares of the Company's common stock. Hudson Hotels Trust has admitted the default on the $2,000,000 note, while the Company and the other defendants have denied liability except for the pledge of the 222,222 shares of the Company's common stock. The parties argued plaintiff's motion for summary judgment on August 13, 1999. The judge granted summary judgment in favor of the plaintiff against Hudson Hotels Trust, but denied summary judgment against Hudson Hotels Corporation. The plaintiff has amended its complaint, and discovery is proceeding on the amended complaint.

2. The Company and its subsidiary, Delray Beach Hotel Corp., have been sued for unspecified damages resulting from an injury suffered on the beach at the Seagate Hotel and Beach Club. This suit is being defended by the Company's insurance company counsel.

3. R. R. Donnelly & Sons, a financial printer, sued the Company and Hudson Hotels Trust in New York Supreme Court, Monroe County, by complaint filed October 14, 1999, for services rendered in preparation and printing of the registration statement and prospectus for the aborted initial public offering of Hudson Hotels Trust. This lawsuit has been settled for the payment of$150,000.

4. On October 26, 1990, a complaint was filed in Palm Beach County Circuit Court, Florida, by Seagate Beach Quarters, Inc., a Florida corporation (Bearing Case #90-12358-AB), seeking an unspecified amount of damages plus interest and costs, against Rochester Community Savings Bank ("RCSB"), a New York based bank, Shore Holdings, Inc. ("SHORE"), a subsidiary of RCSB and naming Hudson as a co-defendant. The Company has settled this case for the payment of $35,000 following arbitration.

5. On April 13, 1999, the Company and its subsidiary, Canandaigua Hotel Corp., were each served with a summons and complaint by Cheryl K. Lee, as administratrix of the Estate of Eugene R. Guthrie, Deceased, alleging negligence relating to the design and maintenance of the handicapped access ramp at the Inn on the Lake, which negligence allegedly caused injuries resulting in the death of the decedent. L,R,R&M, LLC, the owner of the Inn on the Lake, was also a defendant. This lawsuit has been settled by the payment of $25,000 by the insurance carriers.

6. On December 4, 1998, and February 5, 1999, the Company was served with claims before the State of South Carolina Human Affairs Division arising out of an incident that occurred at the Greenville, South Carolina, Hampton Inn on November 7, 1997. A security guard employed by Security Masters, Inc. (the contract provider of security services at the Hampton
      Inn) allegedly confronted a group of black students with a starter pistol, and directed racially biased comments to the students during that confrontation. This lawsuit has been dismissed as to Hudson.

After taking into consideration legal counsel's evaluation of all such actions, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a material adverse effect on the Company's financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted during the fourth quarter of the year ended December 31, 2000, to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

     Year Ended December 31, 1999                       High             Low
                                                        ----             ---

     First Quarter (January - March, 1999)              6                3 3/4
     Second Quarter (April - June, 1999)                6                1 5/8
     Third Quarter (July - September, 1999)             4 7/8            3
     Fourth Quarter (October - December, 1999)          4 1/8            1 1/2


     Year Ended December 31, 2000                       High             Low
                                                        ----             ---

     First Quarter (January - March, 2000)              1 3/16           9/16
     Second Quarter (April - June, 2000)                1 7/16           4/16
     Third Quarter (July - September, 2000)             2 3/16           9/16
     Fourth Quarter (October - December, 2000)          3 9/16           1 1/16

The quotations listed above reflect inter-dealer prices, without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions. The quotations also reflect a 1 for 3 reverse stock split, which became effective September 18, 2000.

To date, the Company has not paid a dividend on its Common Stock. The payment of future dividends is subject to the Company's earnings and financial position and such other factors, including contractual restrictions, as the Board of Directors may deem relevant. It is unlikely that dividends will be paid on common stock in the foreseeable future.

As of March 15, 2001, there were approximately 265 holders of record of the Common Shares of the Company with approximately 2,500 beneficial shareholders.

Item 6. Selected Historical Financial Data

The following table presents summarized selected historical financial data for the Company derived from its financial statements as of and for the five years ended December 31, 2000. The historical information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto, each contained herein.

                                             2000         1999         1998         1997         1996
                                             ----         ----         ----         ----         ----
Income Statement Data:
Operating Revenue                         $  51,155    $  51,271    $  57,640    $  38,731    $  14,148
Income from Operations                        9,712        8,914        5,215        5,983        1,867
Income/(Loss) before extraordinary item      (1,593)      (3,763)     (15,165)      (1,892)         636
Net Income / (Loss)                          (1,593)         265      (15,165)      (1,892)         636

Per Share Data:
Income (Loss) before  extraordinary
item                                           (.67)       (1.86)       (8.57)       (1.20)        0.36
Net Income/(Loss)                              (.67)        0.07        (8.57)       (1.20)        0.36

Balance Sheet Data (at end of period):
Total Assets                                134,267      138,525      142,676      152,118      102,893
Long-Term Debt and Callable/Puttable
   Warrant                                  112,870      123,609      128,040      128,559       80,064
Shareholders' Equity                          3,377        2,065         (166)      13,139       13,317

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with this entire Form10-K 2000 Annual Report. Particular attention should be directed to the Consolidated Financial Statements found at Item 8.

                              RESULTS OF OPERATIONS

Year ended December 31, 2000, compared to the year ended December 31, 1999:

TOTAL OPERATING REVENUES decreased $115,979, or 0.2%, to $51,155,390 for 2000 from $51,271,369 in 1999. This reduction is due primarily to reduced occupancy.

HOTEL OPERATING REVENUES were $47,492,122 for the year ended December 31, 2000, a decrease from $47,649,564 for the year ended December 31, 1999. Hotel operations consisted of the following:

                                                   Year Ended
                                                   ----------

                                   December 31, 2000        December 31, 1999
                                   -----------------        -----------------

   Hotel room revenue                 $41,518,916              $41,746,441
   Food and beverage revenue            2,570,502                2,554,853
   Beach Club revenue                   1,749,054                1,529,569
   Other                                1,653,650                1,818,701
                                      -----------              -----------

        Total                         $47,492,122              $47,649,564
                                      ===========              ===========

Hotel room revenue was $41,518,916 for the year ended December 31, 2000, a decrease of $227,525, or 0.5%, from the $41,746,441 for the year ended December 31, 1999. The decrease is the result of reduced occupancy. Occupancy and average daily room rates for Company-owned hotels were 63.9% and $61.27, respectively, for the year ended December 31, 2000, compared to 65.6% and $60.35, respectively, for the year ended December 31, 1999.

Food and beverage revenue was $2,570,502 for the year ended December 31, 2000, an increase of $15,649, or 0%; compared to $2,554,853 for the year ended December 31, 1999. Decreased occupancy, offset by price increases, resulted in stable revenue.

The Beach Club revenue relates to the operation of the Beach Club at the Seagate Hotel and Beach Club, which was $1,749,054 for the year ended December 31, 2000 an increase of $219,485, or 14%, from $1,529,569 for the year ended December 31, 1999. This increase is primarily due to increased membership dues and higher initiation fees.

Other revenue was $1,653,650 for the year ended December 31, 2000, a decrease of $165,071, or 9%, from the $1,818,701 for the year ended December 31, 1999. A decrease in telephone and movie revenues is the major reason for the decline.

ROYALTIES for the year ended December 31, 2000, increased $133,927, or 8% to $1,834,151 from $1,700,224 for the year ended December 31, 1999. The increase is attributable to a total of two hundred eleven (211) franchised Microtel Inns in operation at December 31, 2000, compared to one hundred seventy-nine (179) franchised Microtel Inns in operation at December 31, 1999. The Company receives all of the royalties on twenty-six (26) Microtel Inns and on the remaining one hundred eighty-five (185) franchises established by US Franchise Systems, Inc. at December 31, 2000, the Company receives royalty payments from USFS of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250; and .5% of gross room revenues above 250 units.

In addition, the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-four (24) Microtel Inn properties and ten (10) "suite" properties and will receive the royalties if and when the facilities are opened and operating. The Company does not currently have the necessary working capital to undertake the development of these properties.

MANAGEMENT FEES for the year ended December 31, 2000 decreased $38,664, or 2%, to $1,748,092 , compared to management fees of $1,786,756 for the year ended December 31, 1999. The decrease was due to a reduction in third-party management contracts in 2000. The management fees are generally based on a percentage of gross revenues. The schedule of owned and managed hotels at December 31, 2000 and December 31, 1999 is summarized below:

                                          December 31, 2000    December 31, 1999
                                          -----------------    -----------------

       Owned                                      25                   25
       Managed with financial interest             9                   12
       Other managed                              10                   10
                                                 ---                  ---
                                                  44                   47
                                                 ===                   ==

Management fees totaling approximately $2,412,000 and $2,422,000 were generated by the owned hotels for the year ended December 31, 2000, and December 31, 1999, respectively, and were eliminated for consolidation purposes.

OTHER REVENUE for the year ended December 31, 2000, decreased $53,800, or 40%, to $81,025 from $134,825 for the year ended December 31, 1999.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the year ended December 31, 2000, was 35.6%, compared to 36.7% for the year ended December 31, 1999. The decrease is the result of a reduction in occupancy rates and increased costs, primarily labor.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses decreased $1,169,584 , or 22%, to $4,034,600 for year ended December 31, 2000, from
$5,204,184 for the year ended December 31, 1999. The decrease is primarily a result of reducing executive payroll costs.

INDIRECT OPERATING COSTS represents costs incurred by the Company which do not represent direct hotel or corporate expenses. During 2000 and 1999, the Company incurred $251,500 and $443,896, respectively, due to employee severance costs and, in 1999, investment banking fees.

DEPRECIATION AND AMORTIZATION for the year ended December 31, 2000, increased $29,647, or 0.5%, to $6,564,553 from $6,534,906 for the year ended December 31,
1999.

OTHER INCOME (EXPENSE) for the year ended December 31, 2000, decreased by $1,479,906, or 12%, to $11,162,016, from $12,641,922 for the year ended December
31, 1999. The improvements are a result of amortization of long-term debt resulting in less interest expense. In addition, the Company's mezzanine debt was restructured in June 2000, and the Company no longer records interest expense related to this debt for accounting purposes as of June 2000. Of the $10,023,209 in total interest expense, 76% relates to mortgages and notes held on the owned hotels. The remaining interest is on a demand note, bond issue, prior mezzanine debt and interest accrued of $240,000 for 1999 and 2000, on notes payable by Hudson Hotels Trust. Included in other expense for 2000 is the adjustment for the fair value of the callable/puttable warrant. This expense amounted to $786,274 for 2000. In addition, other expense includes losses on the disposal of property and equipment totaling $823,960 for 2000.

EQUITY IN OPERATIONS OF AFFILIATES represents the income earned from the Company's equity investment in various hotels. The income for the year ended December 31, 2000, decreased by $30,154 to $26,017, or 54%, from $56,171 for the year ended December 31, 1999. This decrease is due primarily to a reduction in hotel occupancy and increased operating costs.

INCOME TAXES - The provision for income tax of $79,707 consists of state taxes for the year ended December 31, 2000. The Company did not record a deferred tax benefit as a result of its net loss as realization of the future tax benefits related to the deferred taxes is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. For the year 1999, no taxes were recorded.

EXTRAORDINARY GAIN - In 1999, the Company restructured a debt with one of its lenders, reducing the debt from $7.5 million to $3.2 million, resulting in a gain on extinguishment of indebtedness of $4.3 million, less related costs for a net gain of $4,027,655. In the year 2000, no similar gains were recognized.

NET INCOME/(LOSS) - As a result of the above factors, net loss for the year ended December 31, 2000 was $1,593,457, compared to a net income of $264,543 for the year ended December 31, 1999. The net loss per common share - basic and diluted of $.67 for the year ended December 31, 2000, compared with a net income per common share - basic and diluted of $.07 for the year ended December 31, 1999.

                              RESULTS OF OPERATIONS

Year ended December 31, 1999, compared to the year ended December 31, 1998:

Total operating revenues decreased $6,368,269, or 11%, to $51,271,369 for 1999 from $57,639,638 in 1998. This was due primarily to the elimination of properties that were transferred at the end of 1998, including the Canandaigua Inn on the Lake and three (3) hotels (HH Bridge, L.P.) that were included for four months in 1998.

HOTEL OPERATING REVENUES were $47,649,564 for the year ended December 31, 1999, a decrease of $7,733,653, or 14%, from $55,383,217 for the year ended December 31, 1998. Hotel operations consisted of the following:

                                                    Year Ended
                                                    ----------

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
                                      ===========              ===========

Hotel room revenue was $41,746,441 for the year ended December 31, 1999, a decrease of $5,484,746, or 12%, from the $47,231,157 for the year ended December 31, 1998. The decrease was the result of the elimination of the Canandaigua Inn on the Lake and three (3) hotels (HH Bridge, L.P.) included for four months in 1998.

Occupancy and average daily room rates for Company-owned hotels were 65.6% and $60.35, respectively, for the year ended December 31, 1999 compared to 68.7% and $58.74, respectively, for the year ended December 31, 1998.

The Beach Club revenue relates to the operation of the Beach Club at the Seagate Hotel and Beach Club, which was $1,529,569 for the year ended December 31, 1999 an increase of $132,585, or 9%, from $1,396,984 for the year ended December 31, 1998.

Food and beverage revenue was $2,554,853 for the year ended December 31, 1999, a decrease of $2,346,947, or 48%; compared to $4,901,800 for the year ended December 31, 1998. The decrease was due to the elimination of the Canandaigua Inn on the Lake and Holiday Inn Cleveland (HH Bridge, L.P.). Other revenues were $1,818,701 for the year ended December 31, 1999, a decrease of $34,575, or 2%, from the $1,853,276 for the year ended December 31, 1998.

ROYALTIES for the year ended December 31, 1999 increased $450,655, or 36% to $1,700,224 from $1,249,569 for the year ended December 31, 1998. The increase is attributable to a total of one hundred seventy-nine (179) franchised Microtel Inns in operation at December 31, 1999, compared to one hundred twenty-four
(124) franchised Microtel Inns in operation at December 31, 1998. The Company receives all royalties on twenty-seven (27) Microtel Inns and on the remaining one hundred fifty-two (152) franchises established by US Franchise Systems, Inc. at December 31, 1999, the Company receives royalty payments from USFS of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250; and .5% of gross room revenues above 250 units. These royalties are pursuant to an Agreement by US Franchise Systems, Inc, and the Company.

In addition, the Company has retained the right to franchise, construct and collect franchise placement fees on an additional twenty-three (23) Microtel Inn properties and ten (10) "suite" properties and will receive the royalties when the facilities are opened and operating. The Company does not currently have the necessary working capital to undertake the development of these properties.

MANAGEMENT FEES for the year ended December 31, 1999 increased $911,751, or 104%, to $1,786,756, compared to management fees of $875,005 for the year ended December 31, 1998. The increase in management fees is due to an increase of managed hotels. The management fees are generally based on a percentage of gross revenues. The schedule of owned and managed hotels at December 31, 1999 and December 31, 1998 is summarized below:

                                        December 31, 1999   December 31, 1998
                                        -----------------   -----------------

     Owned                                      25                  25
     Managed with financial interest            12                  12
     Other managed                              10                   6
                                                --                  --
                                                47                  43
                                                ==                  ==

Management fees of approximately $2,422,000 and $2,736,000, were generated by the owned hotels for the year ended December 31, 1999 and 1998, respectively, and were eliminated for consolidation purposes.

OTHER REVENUE for the year ended December 31, 1999 increased $2,978, or 2%, to $134,825 from $131,847 for the year ended December 31, 1998.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses; departmental expenses, undistributed expenses, property occupancy costs and insurance costs) for the year ended December 31, 1999 was 36.7%, compared to 33.7% for the year ended December 31, 1998. The increase is the result of undertaking operational steps to more effectively and efficiently manage the hotel properties.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $1,462,233 , or 39%, to $5,204,184 for the year ended December 31, 1999 from
$3,741,951 for the year ended December 31, 1998. The increase is primarily a result of the following: (1) professional fees increased as a result of Company growth, (2) payroll increased as a result of additional employees, and (3) increased rent expense.

INDIRECT OPERATING COSTS represents costs incurred by the Company which do not represent direct hotel or corporate expenses. In 1999, the Company incurred $443,896 due to employee severance and related costs, including investment banking fees. During 1998 the Company incurred $577,074 of indirect operating costs. The 1998 indirect operating costs represent a one time non-cash charge of $529,764 associated with warrants issued by the Company as a result of two $2.0 million notes issued by Hudson Hotels Trust. The remaining indirect operating costs are associated with corporate moving expenses associated with relocation to new office space.

LOSS ON ASSET VALUATION totaling $5,259,701 was recorded in 1998 as a result of the subsequent sale and disposition of assets in 1999. No corresponding loss was recognized in 1999.

DEPRECIATION AND AMORTIZATION for the year ended December 31, 1999 increased $404,520, or 7%, to $6,534,906 from $6,130,386 for the year ended December 31,
1998.

OTHER INCOME (EXPENSE) for the year ended December 31, 1999 decreased $6,449,822, or 34%, to $12,641,922 from $19,091,744 for the year ended December
31, 1998. The expense in 1999 includes $12,537,384 of interest expense, compared to $14,180,437 for the year ended December 31, 1998. The year ended December 31, 1999 expense also includes $610,523 for a loss on the disposition/writedown of assets (furniture and equipment) at three (3) owned properties. The furniture and equipment at these properties was replaced, and the undepreciated balances were eliminated. The year ended December 31, 1998 included losses recorded related to a failed REIT of $4.8 million and a litigation settlement of $475,000 that were non-recurring charges.

EQUITY IN OPERATIONS OF AFFILIATES represents the net income earned from the Company's equity investment in various hotels. The income for the year ended December 31, 1999 decreased by $142,739 to $56,171, or 72%, from $198,910 for the year ended December 31, 1998.

INCOME TAXES - The provision for income taxes for December 31, 1999, was $-0-due to the Company's loss carryforward position. The provision for income tax for the year ended December 31, 1998 was $1,421,057, representing the elimination of deferred taxes provided prior to 1998.

EXTRAORDINARY GAIN - In 1999, the Company restructured a debt with one of its lenders, reducing the debt from $7.5 million to $3.2 million, incurring a gain on extinguishment of indebtedness of $4.3 million, less related costs for a net gain of $4,027,655.

NET INCOME/(LOSS) - As a result of the above factors, net income for the year ended December 31, 1999 was $264,543, compared to a net loss of $15,165,194 for the year ended December 31, 1998. The net income per common share - basic and diluted of $.07 for the year ended December 31, 1999, compared with a net loss per common share - basic and diluted of $8.57 for the year ended December 31, 1998.

CAPITAL RESOURCES AND LIQUIDITY

In December 1998 and the first quarter of 1999, the Company took certain actions which resulted in default under its $35 million Mezzanine Loan. In April, 1999, the Company entered into an Agreement with the holder of its Mezzanine Loan pursuant to which the holder agreed to forbear from exercising its rights and remedies as a result of those defaults until April 11, 2000. On April 14, 2000, RHD Capital Ventures, LLC, an affiliate of a large shareholder of the Company, purchased the Mezzanine Loan and extended the forbearance period to April, 2001.

On May 24, 2000, the Company sold to RHD Capital Ventures, LLC for aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00. Following the Company's one for three reverse split, the number of shares subject to the warrant have been reduced to 1,666,667 and the exercise price has been adjusted to $3.00 per share. The Warrant is exercisable at any time until May 23, 2005. The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000. Simultaneously, with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligations to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment in full of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt from the Company to RHD. The purchase price of the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price. The Warrant purchase price increases over time. Using the Company's average stock price for the quarter ended December 31, 2000, the put price of the warrant as of February 2002 will be approximately $10,500,000.

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

The Company intends to restructure or refinance these obligations prior to the due date to provide for payment terms consistent with the Company's projected cash flow. There are no assurances that the restructuring or refinancing efforts will be successful.

In 1998, Hudson Hotels Trust executed a Promissory Note in the amount of $2,000,000, which is currently in default. The Company pledged 222,222 shares, after the reverse split, of common stock as security for repayment of the Note. The holder has sued both Hudson Hotels Trust and the Company for repayment of the principal and interest; the Company has denied liability for repayment, and summary judgment against the Company was denied by the court. The Note holder amended its complaint and discovery is continuing. There can be no assurance as to the outcome of this lawsuit.

At December 31, 2000, the Company had $1,724,950 of cash and cash equivalents compared with $1,489,438 at December 31, 1999.

The Company is temporarily restricted from accessing the majority of cash flow from operations because it is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements. All cash flow is retained in its property-owning subsidiaries for application against required escrows for debt, taxes, insurance and capital asset reserves. A substantial portion of the escrowed funds are released several times monthly for payment of operating expenses. Cash in excess of operating expenses of the property-owning subsidiaries, plus other corporate cash flow, is then retained at the mezzanine loan level for payment of required debt service. Excess cash is released monthly. The balances held in escrow on December 31, 2000 and 1999 were $5,227,835 and $3,847,208, respectively.

Net cash flows from operating activities increased $2,190,238 to $6,204,685 for the year ended December 31, 2000 from $4,014,447 for the year ended December 31, 1999. This increase is primarily the result of the reduction in corporate overhead.

Net cash flows used in investing activities decreased $501,769 for the year ended December 31, 2000, to $1,965,768, compared to $2,467,537 for the year ended December 31, 1999. The decrease in cash used is primarily a result of decreased purchases of property and equipment.

Net cash flows used in financing activities for the year ended December 31, 2000, was $4,003,405, compared to $1,809,052 for the year ended December 31, 1999. The net increase of $2,194,353 is primarily the result of an increase in debt repayment of approximately $1,918,000 over the prior year.

EBITDA increased by $827,569, or 5%, to $16,276,727 during the twelve months ended December 31, 2000; compared to $15,449,158 for the twelve months ended December 31, 1999. EBITDA is defined as total operating revenues less direct, corporate and indirect operating costs. The increase was primarily due to the decrease in corporate overhead costs for 2000. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.

YEAR 2000 CONVERSION

The Company completed its Year 2000 Project as scheduled. There have not been any significant interruptions of normal operations. As of December 31, 2000, the Company's computing and communications infrastructure systems have operated without Y2K related problems and appear to be Y2K compliant. The Company is not aware that any of its major customers or third-party suppliers have experienced significant Y2K related problems.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company is not aware of any pronouncements which would have a material effect on the Company's liquidity, financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The table below provides information about the Company's financial instruments consisting primarily of debt obligations and a callable/puttable warrant that are sensitive to changes in interest rates or the Company's stock price. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected (contractual) maturity date. For the callable/puttable warrant, the table presents expected cash flows based on the Company's average stock price for the quarter ended December 31, 2000.

                                           ----------Long-Term Debt----------
(in thousands, except %)        Principal Payments      Weighted Average Interest Rate    Callable/Puttable Warrant
                                ------------------      ------------------------------    -------------------------
2001                                      $  8,861                   8.49%                          $    --
2002                                        21,403                   8.70%                           10,500
2003                                         1,833                   8.95%                               --
2004                                         1,974                   8.94%                               --
2005                                         2,047                   8.93%                               --
Thereafter                                  77,006                   8.93%                               --
                                          --------                   ----                           -------
TOTAL                                     $113,124                   8.49%                          $10,500
                                          ========                   ====                           =======
Estimated Fair Value                      $113,124                                                  $ 8,686
                                          ========                                                  =======

Item 8. Financial Statements and Supplementary Data

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS AS OF

                        DECEMBER 31, 2000, 1999 AND 1998

                                  TOGETHER WITH

                          INDEPENDENT AUDITORS' REPORT

                          INDEPENDENT AUDITORS' REPORT

                                                                  March 30, 2001

To the Board of Directors and Shareholders of

Hudson Hotels Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheet of Hudson Hotels Corporation and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1999 and 1998 financial statements of Hudson Hotels Corporation and Subsidiaries were audited by other auditors, whose report dated March 24, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hudson Hotels Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in accordance with accounting principles generally accepted in the United States.


/s/ Bonadio & Co., LLP

Rochester, New York

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
================================================================================

                                                                  2000            1999
                                                                  ----            ----
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                $   1,724,950    $   1,489,438
    Current portion of restricted cash                           3,561,136        2,667,700
    Accounts receivable - trade                                  1,308,539        1,306,477
    Prepaid expenses and other                                   1,193,605        1,441,892
                                                             -------------    -------------

        Total current assets                                     7,788,230        6,905,507
                                                             -------------    -------------

PROPERTY AND EQUIPMENT, net                                    117,184,428      121,728,780
                                                             -------------    -------------

OTHER ASSETS:
    Restricted cash, net of current portion                      1,666,699        1,179,508
    Investments in partnerships                                  1,514,715        1,591,283
    Mortgage acquisition costs                                   2,298,404        2,497,554
    Beach club operations                                        2,498,422        2,658,749
    Other assets                                                 1,316,128        1,964,147
                                                             -------------    -------------

        Total other assets                                       9,294,368        9,891,241
                                                             -------------    -------------

        Total assets                                         $ 134,267,026    $ 138,525,528
                                                             =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Demand note payable                                      $     192,252    $     400,000
    Current portion of long-term debt                            8,861,188        3,178,401
    Accounts payable - trade                                     1,133,318        1,376,111
    Accrued expenses                                             5,064,106        5,364,407
    Deferred revenue                                             1,669,451        1,471,989
                                                             -------------    -------------

        Total current liabilities                               16,920,315       11,790,908
                                                             -------------    -------------

LONG-TERM LIABILITIES:
    Long-term debt, net of current portion                     104,262,987      123,609,313
    Callable/puttable warrant                                    8,686,274               --
    Limited partners' interest in consolidated partnership       1,020,400        1,060,613
                                                             -------------    -------------

        Total long-term liabilities                            113,969,661      124,669,926
                                                             -------------    -------------

        Total liabilities                                      130,889,976      136,460,834
                                                             -------------    -------------

SHAREHOLDERS' EQUITY:
    Preferred stock                                                    295              295
    Common stock                                                     2,750            6,507
    Additional paid-in capital                                  25,003,111       21,966,221
    Accumulated deficit                                        (21,587,855)     (19,867,075)
                                                             -------------    -------------

                                                                 3,418,301        2,105,945
    Less: Treasury stock (10,000 common shares at cost)            (41,251)         (41,251)
                                                             -------------    -------------

        Total shareholders' equity                               3,377,050        2,064,694
                                                             -------------    -------------

        Total liabilities and shareholders' equity           $ 134,267,026    $ 138,525,528
                                                             =============    =============

 The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
================================================================================

                                                                   2000            1999            1998
                                                                   ----            ----            ----
OPERATING REVENUE:
    Hotel operations                                           $ 47,492,122    $ 47,649,564    $ 55,383,217
    Royalties                                                     1,834,151       1,700,224       1,249,569
    Management fees                                               1,748,092       1,786,756         575,005
    Other                                                            81,025         134,825         131,847
                                                               ------------    ------------    ------------

        Total operating revenue                                  51,155,390      51,271,369      57,639,638
                                                               ------------    ------------    ------------

OPERATING EXPENSES:
    Direct                                                       30,592,563      30,174,131      36,715,748
    Corporate                                                     4,034,600       5,204,184       3,741,951
    Indirect operating costs                                        251,500         443,896         577,074
    Depreciation and amortization                                 6,564,553       6,534,906       6,130,366
    Loss on asset valuation                                              --              --       5,259,701
                                                               ------------    ------------    ------------

        Total operating expenses                                 41,443,216      42,357,117      52,424,860
                                                               ------------    ------------    ------------

        Income from operations                                    9,712,174       8,914,252       5,214,778
                                                               ------------    ------------    ------------

OTHER INCOME (EXPENSE):
    Interest expense                                            (10,023,269)    (12,537,384)    (14,180,437)
    Change in fair market value of callable/puttable warrant       (786,274)             --              --
    Gain (loss) on disposal of property and equipment              (823,960)       (610,523)         74,523
    Interest income                                                 345,188         293,632         328,042
    Non-recurring income (expense)                                  126,299         212,353      (4,838,872)
    Settlement of litigation                                             --              --        (475,000)
                                                               ------------    ------------    ------------

        Total other income (expense)                            (11,162,016)    (12,641,922)    (19,091,744)
                                                               ------------    ------------    ------------

        Loss before income taxes, minority interest, equity
        in operations of affiliates and extraordinary gain       (1,449,842)     (3,727,670)    (13,876,966)

BENEFIT FROM (PROVISION FOR) INCOME TAXES                           (79,707)             --      (1,421,057)
                                                               ------------    ------------    ------------

        Loss before minority interest, equity in operations
        of affiliates and extraordinary gain                     (1,529,549)     (3,727,670)    (15,298,023)

MINORITY INTEREST                                                   (89,925)        (91,613)        (66,081)

EQUITY IN OPERATIONS OF AFFILIATES                                   26,017          56,171         198,910
                                                               ------------    ------------    ------------

        Loss before extraordinary gain                           (1,593,457)     (3,763,112)    (15,165,194)

EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT                             --       4,027,655              --
                                                               ------------    ------------    ------------

NET INCOME (LOSS)                                              $ (1,593,457)   $    264,543    $(15,165,194)
                                                               ============    ============    ============

NET INCOME (LOSS) PER COMMON SHARE
BASIC AND DILUTED:

        Loss before extraordinary gain                         $      (0.67)   $      (1.74)   $      (8.57)
        Extraordinary gain on extinguishment of debt                     --            1.80              --
                                                               ------------    ------------    ------------

NET INCOME (LOSS) PER COMMON SHARE                             $      (0.67)   $       0.07    $      (8.57)
                                                               ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
================================================================================

                                               Series A     Additional                  Additional
                                              Preferred   Paid-in Capital    Common   Paid-in Capital     Warrants
                                                Stock       Preferred        Stock        Common        Outstanding
                                                -----       ---------        -----        ------        -----------
BALANCE, DECEMBER 31, 1997                    $     295    $  1,560,705     $ 5,166     $ 16,275,868    $     50,000

    Net loss 1998                                    --              --          --               --              --
    Sale of common stock                             --              --         333          999,667              --
    Issuance of common stock to
    employees and consultants                        --              --          40           67,460              --
    Settlement of lawsuit                            --              --         200          424,800         (50,000)
    Exercise of options                              --              --           4           14,996              --
    Cash dividends paid on preferred stock           --              --          --               --              --
    Other                                            --              --          --          529,764              --
                                              ---------    ------------     -------     ------------    ------------

BALANCE, DECEMBER 31, 1998                          295       1,560,705       5,743       18,312,555              --
                                              ---------    ------------     -------     ------------    ------------

    Net income 1999                                  --              --          --               --              --
    Issuance of common stock                         --              --         699        2,041,838              --
    Issuance of stock as compensation                --              --          65           51,123              --
    Cash dividends paid on preferred stock           --              --          --               --              --
                                              ---------    ------------     -------     ------------    ------------

BALANCE, DECEMBER 31, 1999                          295       1,560,705       6,507       20,405,516              --
                                              ---------    ------------     -------     ------------    ------------

    Net loss 2000                                    --              --          --               --              --
    Bonds converted to common stock                  --              --       1,667        2,998,333              --
    Issuance of common stock to                                              (6,049)           6,049
    employees and consultants                        --              --         625           32,508              --
    Cash dividends paid on preferred stock           --              --          --               --              --
                                              ---------    ------------     -------     ------------    ------------

BALANCE, DECEMBER 31, 2000                    $     295    $  1,560,705     $ 2,750     $ 23,447,406    $         --
                                              =========    ============     =======     ============    ============


                                                 Accumulated           Treasury
                                                   Deficit               Stock               Total
                                                   -------               -----               -----
BALANCE, DECEMBER 31, 1997                      $ (4,711,787)        $    (41,251)        $ 13,138,996

    Net loss 1998                                (15,165,194)                  --          (15,165,194)
    Sale of common stock                                  --                   --            1,000,000
    Issuance of common stock to
    employees and consultants                             --                   --               67,500
    Settlement of lawsuit                                 --                   --              375,000
    Exercise of options                                   --                   --               15,000
    Cash dividends paid on preferred stock          (127,320)                  --             (127,320)
    Other                                                 --                   --              529,764
                                                ------------         ------------         ------------

BALANCE, DECEMBER 31, 1998                       (20,004,301)             (41,251)            (166,254)
                                                ------------         ------------         ------------

    Net income 1999                                  264,543                   --              264,543
    Issuance of common stock                              --                   --            2,042,537
    Issuance of stock as compensation                     --                   --               51,188
    Cash dividends paid on preferred stock          (127,320)                  --             (127,320)
                                                ------------         ------------         ------------

BALANCE, DECEMBER 31, 1999                       (19,867,078)             (41,251)           2,064,694
                                                ------------         ------------         ------------

    Net loss 2000                                 (1,593,457)                  --           (1,593,457)
    Bonds converted to common stock                       --                   --            3,000,000
    Issuance of common stock to
    employees and consultants                             --                   --               33,133
    Cash dividends paid on preferred stock          (127,320)                  --             (127,320)
                                                ------------         ------------         ------------

BALANCE, DECEMBER 31, 2000                      $(21,587,855)        $    (41,251)        $  3,377,050
                                                ============         ============         ============

  The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
================================================================================

                                                                     2000            1999            1998
                                                                     ----            ----            ----
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income (loss)                                            $ (1,593,457)   $    264,543    $(15,165,194)
    Adjustments to reconcile net income (loss) to
    net cash flow from operating activities:
      Deferred tax provision                                               --              --       1,387,926
      Depreciation and amortization                                 6,564,553       6,534,906       6,130,386
      Change in fair market value of callable/puttable warrant        786,274              --              --
      Non-cash expenses                                                33,135              --         972,264
      Loss (gain) on sale of assets                                   823,960         610,523         (74,523)
      Minority interest                                                89,925          91,613          66,081
      Equity in operations of affiliates                              (26,017)        (56,171)       (198,910)
      Extraordinary gain on extinguishment of debt                         --      (4,027,655)             --
      Loss on asset valuation                                              --              --       5,259,701
      Cash collected on installment sale                                   --              --         454,546
      Changes in:
        Accounts receivable - trade                                   (10,896)       (182,364)        (45,610)
        Prepaid expenses and other                                      2,245          84,096        (316,764)
        Accounts payable - trade                                      (37,559)        253,260        (281,609)
        Accrued expenses                                             (624,940)        243,336       2,504,850
        Deferred revenue                                              197,462         188,360         (61,118)
                                                                 ------------    ------------    ------------

           Net cash flow from operating activities                  6,204,685       4,014,447         632,026
                                                                 ------------    ------------    ------------

CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of equipment                                          (1,268,391)     (3,209,421)     (2,158,464)
    Proceeds from disposal of property and equipment                  319,334       1,650,058       2,188,625
    Change in restricted cash                                      (1,380,627)       (833,591)        450,311
    Change in other assets                                             24,926         (90,625)        384,477
    Change in deposits                                                 93,825         (60,806)        450,000
    Change in non-affiliates accounts and notes receivable            (83,753)        (66,830)         78,180
    Change in affiliate accounts receivable                           189,297        (102,428)       (202,039)
    Collection on non-affiliate mortgage                               38,000              --          38,000
    Purchase of partnership interest                                       --              --      (3,556,837)
    Capital contributions to unconsolidated partnerships                   --          (8,750)             --
    Capital distributions from unconsolidated partnerships            101,561         254,856         281,739
                                                                 ------------    ------------    ------------

           Net cash flow from investing activities                 (1,965,768)     (2,467,537)     (2,046,008)
                                                                 ------------    ------------    ------------

  The accompanying notes are an integral part of these consolidated statements.

HUDSONHOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 (Continued)
================================================================================

                                                                     2000            1999            1998
                                                                     ----            ----            ----
CASH FLOW FROM FINANCING ACTIVITIES:
    Repayment of long-term debt                                    (3,507,745)     (1,590,150)     (1,935,267)
    Sale of callable/puttable warrants                                250,000              --              --
    Borrowings under long-term debt                                        --              --       4,000,000
    Repayments of lines-of-credit                                    (207,748)             --        (312,537)
    Mortgage acquisition costs                                       (279,130)             --              --
    Distributions to limited partners                                (131,462)        (91,582)       (145,050)
    Proceeds from sale of common stock                                     --              --       1,000,000
    Proceeds from stock options exercised                                  --              --          15,000
    Dividends paid                                                   (127,320)       (127,320)       (127,320)
                                                                 ------------    ------------    ------------

           Net cash flow from financing activities                 (4,003,405)     (1,809,052)      2,494,826
                                                                 ------------    ------------    ------------


NET CHANGE IN CASH AND CASH EQUIVALENTS                               235,512        (262,142)      1,080,844

CASH AND CASH EQUIVALENTS - beginning of year                       1,489,438       1,751,580         670,736
                                                                 ------------    ------------    ------------

CASH AND CASH EQUIVALENTS - end of year                          $  1,724,950    $  1,489,438    $  1,751,580
                                                                 ============    ============    ============

  The accompanying notes are an integral part of these consolidated statements.

                   HUDSON HOTELS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

(1)   The Company

      Hudson Hotels Corporation (the Company) was organized as Microtel Franchise and Development Corporation to develop and franchise a national chain of economy limited service lodging facilities (Microtel), using the services mark "MICROTEL". The Company was incorporated in New York State on June 5, 1987.

      The principal activity of the Company is as owner/manager of hotels. The Company also manages hotels with financial interest (through various partnerships) and manages hotels through third party management contracts. The owned and managed hotels are located in fourteen (14) states, and are operated under various franchise agreements. The Company operates in the hotel operations and management industry segments.

      In 1995, the Company entered into an agreement with US Franchise Systems, Inc. (USFS) pursuant to which USFS purchased worldwide franchising and administration rights for the Microtel hotel chain (the USFS Agreement). Following this transaction, the Company ceased its franchising activities. Although the agreement was entitled Joint Venture Agreement, the transaction was structured as an outright sale of the Company's franchising rights. The Company is entitled to receive royalty payments from properties franchised by USFS at the rate of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250 and .5% of gross room revenues for all hotels in excess of 250.

      As a result of the sale of its franchising system pursuant to the USFS Agreement, the Company has focused its efforts on development, acquisition and management of various hotel products, including Microtel Inns.

(2)   Capital Resources and Liquidity

      The Company's restructured mezzanine note payable to RHD Capital Ventures, LLC (RHD), an affiliate of a large shareholder of the Company, matures on February 2, 2002. Upon maturity, a payment totaling approximately $19.2 million is due. Concurrent with the maturity of the note, RHD will have the right to require the Company to repurchase the callable/puttable warrant for approximately $10.5 million, based on the Company's current stock price.

      The Company intends to restructure or refinance these obligations prior to the due date to provide for payment terms consistent with the Company's projected cash flow. There are no assurances that the restructuring or refinancing efforts will be successful.

(3)   Summary of Significant Accounting Policies

      Principles of Consolidation -

      The consolidated financial statements include the accounts of Hudson Hotels Corporation and its wholly-owned subsidiaries. The consolidated financial statements also include the accounts of a partnership controlled by the Company. Other investments in partnerships are accounted for under the equity method. The Company's financial statements have been presented using the accrual basis of accounting, and all significant intercompany accounts and transactions have been eliminated.

      Reverse Stock Split -

      On September 14, 2000, the Company undertook a reverse stock split by exchanging one share of the Company's common stock for every three shares previously outstanding. All share and per share amounts in the accompanying financial statements and notes have been restated to reflect the one for three reverse stock split.

      Cash and Cash Equivalents -

      Cash and cash equivalents include cash on hand and amounts due from banks with original maturities of less than three months. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

      Restricted Cash -

      The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its long-term debt agreements. All cash is retained for application against required escrows for debt, tax, insurance and capital asset reserves. A portion of the restricted cash is released several times monthly for application against current liabilities.

      Accounts Receivable - Trade -

      Accounts receivable - trade represents billed receivables to hotel entities for management services and royalties due from hotel room revenues. Amounts due from entities in which the Company has a minority interest totaled $73,898 and $121,687, at December 31, 2000 and 1999, respectively.

      Inventory -

      Inventory, consisting primarily of hotel supplies, is stated at the lower of cost, on a first-in, first-out method, or market. Inventory totaled $355,046 and $368,744 at December 31, 2000 and 1999, respectively.

      Property and Equipment -

      Property and equipment is recorded at cost. Depreciation of buildings and building improvements is computed using the straight-line method over seven (7) to forty (40) years. Depreciation of furniture and equipment is computed using the straight-line and accelerated methods over three (3) to seven (7) years.

      Repairs and maintenance are charged to operations when incurred; major renewals, betterments and extraordinary repairs that extend the life of an asset are capitalized. When property or equipment is retired or otherwise disposed of, the related cost and accumulated depreciation are reversed and the net difference, less any amount realized from the disposition, is reflected as income or loss.

      In accordance with the Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets", the Company periodically reviews the carrying value of property and equipment to determine if circumstances exist that indicate impairment. In cases where the Company does not expect to recover its carrying costs, the Company recognizes an impairment loss. In the fourth quarter of 1998 the Company recognized an impairment loss of $1,818,211 in relation to five (5) parcels of undeveloped land that were sold in the first quarter of 1999. Additionally, a charge of $3,441,490 was recognized in 1998 from the loss of the Company's limited partnership interest in HH Bridge, L.P.

      Investments in Partnerships -

      The Company owns equity interests, either as a general or limited partner, in entities that own hotel properties or real estate. Income and losses of these partnerships are allocated to the Company according to the terms of each partnership agreement.

      Deferred Financing Costs -

      Costs incurred to acquire financing are being amortized over the estimated term of the related financing. Accumulated amortization of these costs totaled $1,028,050 and $1,154,206 at December 31, 2000 and 1999,
      respectively.

      Beach Club Operations -

      As a result of the acquisition of the Seagate Hotel and Beach Club, the Beach Club operation was valued at $3,206,531, based on an independent appraisal. Amortization is provided using the straight-line method over a 20 year period. Accumulated amortization totaled $708,109 and $547,782 as of December 31, 2000 and 1999, respectively.

      Revenue Recognition -

      Revenue from hotel operations, principally from room rentals, is recognized as earned. Room rentals received in advance are recorded as deferred revenue. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible, if any.

      Membership dues for the Beach Club of the Seagate Hotel and Beach Club are recognized ratably over the membership period. Membership dues received in advance are recorded as deferred revenue.

      Royalty fee revenue is based on gross room revenues and is recognized as earned.

      Management fee revenue is recognized monthly as the services are provided in accordance with the terms of management contracts and is generally based on a percentage of the managed property's revenue plus monthly charges for accounting, marketing, and payroll fees.

      Fair Value of Financial Instruments -

      The Company's financial instruments include cash and cash equivalents, debt and a callable/puttable warrant. The Company believes that the carrying values of these instruments approximate their fair value.

      Income Taxes -

      Income taxes are provided in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The Statement requires that deferred income taxes be provided to reflect the future tax consequences of temporary differences in the reporting of revenue and expenses for financial statement and tax purposes. A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

      Earnings Per Share -

      The Company calculates earning per share ("EPS") in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, which requires dual presentation of EPS. Basic EPS is computed as net earnings, less preferred stock dividends, divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects dilution that could occur from common shares issuable through stock options, warrants, convertible subordinated debentures and convertible preferred stock.

      Earnings per share was calculated as follows for the years ended December 31, 2000, 1999 and 1998:

                                                                        2000            1999            1998
                                                                        ----            ----            ----
        Net loss before extraordinary gain                          $ (1,593,457)   $ (3,763,112)   $(15,165,194)
        Less: Preferred stock dividends paid                            (127,320)       (127,320)       (127,320)
                                                                    ------------    ------------    ------------

        Loss applicable to common stock before extraordinary gain     (1,720,777)     (3,890,432)    (15,292,514)
        Weighted average number of common shares outstanding           2,562,925       2,091,089       1,784,359
                                                                    ------------    ------------    ------------

           Loss per share before extraordinary gain                 $      (0.67)   $      (1.86)   $      (8.57)
                                                                    ============    ============    ============

        Extraordinary gain                                          $         --    $  4,027,655    $         --
        Weighted average number of common shares outstanding           2,562,925       2,091,089       1,784,359
                                                                    ------------    ------------    ------------

           Extraordinary gain per share                             $         --    $       1.93    $         --
                                                                    ============    ============    ============

        Net income (loss)                                           $ (1,593,457)   $    264,543    $(15,165,194)
        Less: Preferred stock dividends paid                            (127,320)       (127,320)       (127,320)
                                                                    ------------    ------------    ------------

        Net income (loss) applicable to common stock                  (1,720,777)        137,223     (15,292,514)
        Weighted average number of common shares outstanding           2,562,925       2,091,089       1,784,359
                                                                    ------------    ------------    ------------

            Earnings (loss) per share - basic and diluted           $      (0.67)   $       0.07    $      (8.57)
                                                                    ============    ============    ============

      The Company did not include the exercise of outstanding stock options and warrants, convertible preferred stock, the convertible subordinated debenture, and the callable/puttable warrant in the calculation of diluted EPS, as their effect would be anti-dilutive. Additional shares available under these arrangements were as follows at December 31:

                                                2000        1999        1998
                                                ----        ----        ----

        Stock options and warrants             641,483     631,158     653,033
        Callable/puttable warrant            1,866,667          --          --
        Convertible preferred stock             98,241      98,241      98,241
        Convertible subordinated debenture          --     555,556     555,556
                                             ---------   ---------   ---------

                                             2,406,391   1,284,955   1,306,830
                                             =========   =========   =========

      Estimates -

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Reclassifications -

      Certain reclassifications have been made to the 1999 and 1998 financial statements to conform to the current year presentation.

(4)   Investments in Partnerships

      The following table summarizes the condensed financial information for the unconsolidated partnerships in which the Company has an equity interest as of and for the years ended December 31:

                                                     2000           1999            1998
                                                     ----           ----            ----
        Property and equipment, net of
          accumulated depreciation               $ 56,224,401    $ 56,406,107    $ 57,248,847
        Current assets                              3,894,338       4,629,600       3,495,286
        Other assets                                1,223,991       1,000,538       1,088,155
                                                 ------------    ------------    ------------

           Total assets                            61,342,730      62,036,245      61,832,288
                                                 ------------    ------------    ------------

        Current portion of long-term debt           4,924,041      18,834,325         550,524
        Other current liabilities                   2,164,406       2,090,728       2,429,449
        Long-term debt, net of current portion     36,188,703      25,844,367      43,614,917
                                                 ------------    ------------    ------------

           Total liabilities                       43,277,150      46,769,420      46,594,890
                                                 ------------    ------------    ------------

           Total equity                          $ 18,065,580    $ 15,266,825    $ 15,237,398
                                                 ============    ============    ============

           Company's share                       $  1,395,336    $  1,164,932    $  1,781,218
                                                 ============    ============    ============

        Net revenues                             $ 22,315,942    $ 24,047,799    $ 17,794,838
        Operating expenses                        (17,759,739)    (14,682,991)    (10,984,777)
                                                 ------------    ------------    ------------

        Income from operations                      4,556,203       9,364,808       5,810,061
        Other income (expense), net                (4,166,035)     (6,891,582)     (6,546,368)
                                                 ------------    ------------    ------------

           Net income                            $    390,168    $  2,473,226    $  1,263,693
                                                 ============    ============    ============

           Company's share                       $     26,017    $     56,171    $    198,910
                                                 ============    ============    ============

(5)   Property and Equipment

      Property and equipment consisted of the following at December 31:

                                                                2000             1999
                                                                ----             ----
        Land and land improvements                         $  18,107,258    $  18,098,693
        Building and building improvements                    99,711,938       99,380,352
        Furniture and equipment                               19,220,589       18,774,351
                                                           -------------    -------------

                                                             137,039,785      136,253,396

        Less:  Accumulated depreciation and amortization     (19,855,357)     (14,524,616)
                                                           -------------    -------------

                                                           $ 117,184,428    $ 121,728,780
                                                           =============    =============

      The Company acquired approximately $659,000 and $348,000 of assets under capital leases during 2000 and 1999, respectively. Approximately $1,043,000 and $384,000 of assets acquired under capital leases were included in property and equipment at December 31, 2000 and 1999, respectively. Accumulated amortization of these assets totaled approximately $192,000 and $39,000 at December 31, 2000 and 1999, respectively.

(6)   Callable/Puttable Warrant

      On May 24, 2000, the Company sold a warrant to purchase 5,000,000 shares of the Company's common stock for an exercise price of $1.00 per share to RHD Capital Ventures, LLC (RHD), an affiliate of M, R, R & R, a large shareholder of the Company. Following the reverse stock split, RHD is entitled to purchase 1,666,667 shares at $3.00 per share. The Company received $250,000 in cash and a note for $750,000 in consideration for the warrants, which may be exercised at any time through May 23, 2005.

      Simultaneously with the sale of the warrant, the Company and RHD entered into a put and call agreement, pursuant to which the Company has the right to purchase the warrant from RHD upon payment in full of all debt obligations to RHD, and RHD has the right to require the Company to repurchase the warrant upon payment in full of all debt obligations to RHD, or upon the occurrence of an event of default, as defined in any document of or instrument evidencing or securing any debt owed to RHD. Amounts due under the warrant are collateralized as is the restructured mezzanine note payable to RHD (see Note 7).

      The price for repurchase of the warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount and the average market price of the Company's common stock, as related to a target stock price. The purchase price increases over time. Using the current stock price, the put price of the warrant will be approximately $10,500,000 on February 2, 2002 (the maturity date of the restructured mezzanine loan payable to RHD).

      The Company records the callable/puttable warrant at estimated fair value. Changes in the estimated fair value are reflected in the statement of operations.

(7)   Long-Term Debt

      Long-term debt consisted of the following at December 31:

                                                                                         2000             1999
                                                                                         ----             ----
        Mortgage note payable to Nomura Asset Capital Corporation in monthly installments of $477,257, including interest at 9.19%, through December
        2008, at which time the interest rate increases to no less than 14.19%
        The mortgage matures in December 2021 and is collateralized by all of the assets of HH Properties-I, Inc., a
        wholly-owned hotel subsidiary of the Company                                 $  53,556,382    $  54,244,191

        Mortgage note payable to Nomura Asset Capital Corporation in monthly installments of $239,147, including interest at 8.38%, through November
        2007, at which time the interest rate increases to no less than 13.38%
        The mortgage matures in November 2022 and is collateralized by all of the assets of HH Properties-II, Inc., a
        wholly-owned hotel subsidiary of the Company                                    28,876,573       29,267,808

        Restructured mezzanine note payable to RHD Capital Ventures, LLC. The note bears interest at 6.53% and requires monthly payments of $364,583 through
        June 2001, at which time the monthly payment increases to $541,364. All remaining principal is due on February 2, 2002. This note is subordinate to the two Nomura Asset Capital Corporation mortgages and is collateralized by substantially all
        assets of the Company                                                           25,162,502               --

        Mezzanine note payable to Nomura Asset Capital  Corporation in monthly installments  of interest at LIBOR plus 6%. RHD Capital  Ventures, LLC
        purchased this note in 2000                                                             --       35,000,000

        Subordinated note payable to Equity Inns Partnership, L.P. This note bears interest at 10% and requires monthly payments of interest only through
        March 2001. In April 2001, monthly payments of $34,809, including principal and interest, commence and continue through March 2006, at which time a balloon payment is due. The note is collateralized by 666,667 shares of the Company's common stock issued in the name of Hudson Hotels
        Properties Corp., a wholly-owned subsidiary                                      2,634,052        2,634,052

        $2.0 million note payable by Hudson Hotels Trust                                 2,000,000        2,000,000


        18.75% convertible debenture converted to common stock in 2000                          --        3,164,063

        Capital lease obligations with varying maturities and interest rates               863,106          348,276

        Town of Tonawanda bonds bearing interest at 4.4% requiring yearly principal payments of $5,260 through 2006. The bonds are
        collateralized by land in Tonawanda, New York                                       31,560          129,324
                                                                                     -------------    -------------

                                                                                       113,124,175      126,787,714

        Less: Current portion                                                           (8,861,188)      (3,178,401)
                                                                                     -------------    -------------

                                                                                     $ 104,262,987    $ 123,609,313
                                                                                     =============    =============

      Minimum future principal payments required under the Company's long-term debt agreements are as follows for the year ending December 31:

                2001..............................................$   8,861,188
                2002..............................................   21,402,921
                2003..............................................    1,833,147
                2004..............................................    1,973,755
                2005..............................................    2,047,211
                Thereafter........................................   77,005,953
                                                                  -------------

                                                                  $ 113,124,175
                                                                  =============

      In December 1998 and the first quarter of 1999, the Company took certain actions which resulted in default under its $35 million mezzanine loan. In April 2000, the Company entered into a forbearance agreement with the holder. On April 14, 2000, RHD purchased the mezzanine loan.

      On June 2, 2000, the Company entered into the Mezzanine Loan Restructuring Agreement with RHD. The restructuring agreement reduced the stated principal of the Mezzanine Loan from $35,000,000 to $25,000,000 (including offset of a $750,000 note given by RHD to the Company as partial consideration for the warrants), reduced the stated interest rate from LIBOR plus 6% to 6.53%, and fixed a maturity date of February 2, 2002. For accounting purposes, the Company adjusted the carrying value of the debt to $27,250,000, the sum of the payments specified by the terms of the debt agreement. The reduction in the debt ($6,900,000) was credited to the callable/puttable warrant to reflect the warrant at its estimated fair market value.

      In 1999, the Company defaulted in payments of principal under the subordinated note payable to Equity Inns partnership, LP. In April 2000, the note payable was modified, changing repayment terms and reinstating the note in good standing.

      As a result of postponing the initial public offering of Hudson Hotels Trust and its relationship with Hudson Hotels Trust, the Company includes the accounts of Hudson Hotels Trust in its financial statements. These accounts include a $2.0 million promissory note payable to a third party, requiring monthly payments of interest only at 12%, with the principal balance due in April 1999. The note is secured by the pledge of 222,222 shares of the Company's common stock. In addition, the Company issued a warrant to the note holder entitling the holder to acquire 83,333 shares of the Company's common stock at $12.00 per share through April 30, 2003. The note holder has commenced legal action seeking repayment of this note by the Company. The Company believes that it is not obligated to repay the principal or interest on this note.

      In April 2000, Oppenheimer Convertible Securities Fund converted the Company's 18.75% debenture to 1,666,667 shares of common stock of the Company (which became 555,556 shares following the reverse split), in accordance with the terms of the debenture.

      The mortgage notes payable to Nomura Asset Capital Corporation contain various financial covenants, including a requirement that the Company's accounts payable be less than forty-five days old. The Company was not in compliance with this covenant at December 31, 2000. Subsequent to year-end, Nomura Asset Capital Corporation waived this event of noncompliance.

      The Company paid interest of $10,022,525, $12,427,419 and $14,152,439 during 2000, 1999 and 1998, respectively.

(8)   Demand Note Payable

      The Company has a demand note payable to a bank. The amount outstanding bears interest at the bank's prime rate plus 1 1/2%, is due on demand and is collateralized by land in Tonawanda, New York.

(9)   Shareholders' Equity

      Series A Preferred Stock -

      The Company has authorized 10,000,000 shares of preferred stock with a par value of $.001 per share. At December 31, 2000 and 1999, 294,723 shares were issued and outstanding. These shares include a liquidation preference of $5.40 per share. Dividends are paid at $.432 per share annually and are cumulative, subject to Board declaration. Preferred shareholders have voting rights with common shareholders at the rate of one vote per three preferred shares owned. Preferred stock is convertible at the option of the holder into the Company's common stock at the rate of one common share for every three preferred shares exchanged, with anti-dilution protection. The preferred shares are redeemable for debentures at the option of the Company.

      Common Stock -

      The Company has authorized 6,666,667 shares of common stock with a par value of $.001 per share. At December 31, 2000 and 1999, 2,749,523 and 2,165,634 shares were issued and outstanding.

      During 1999, M,L,R&R, a large shareholder of the Company, agreed to convert a $2,000,000 note receivable from Hudson Hotels Trust into 222,222 shares of common stock of the Company.

      Stock Option Plans -

      The Company has established the following stock option plans, authorized by the Board of Directors and approved by shareholders:

      o 1988 Employee Stock Option Plan - This plan expired in 2000 and there were no options outstanding under this plan at December 31, 2000.

      o 1993 Employee Stock Option Plan - 283,333 shares of the Company's common stock are reserved for issuance to officers and key employees. Options granted vest over a two-year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. At December 31, 2000, there were 192,000 shares available for grant under this plan.

      o 1993 Directors Stock Option Plan - 72,000 shares of the Company's common stock are reserved for issuance to outside directors. Options granted vest over a two-year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. At December 31, 2000, there were 18,000 shares available for grant under this plan

      o 1998 Long-Term Incentive Compensation Plan - 500,000 shares of the Company's common stock are reserved for issuance to officers and key employees. Options granted vest over a two-year period, with 1/3 vesting immediately, 1/3 vesting at each of the first and second anniversary. At December 31, 2000, there were 200,000 shares available for grant under this plan.

      Warrants -

      The Company may, from time to time, grant warrants to non-employees at a price equal to or greater than the fair market value at the date of the grant. There were warrants to purchase 1,856,042 of the Company's common stock outstanding at December 31, 2000, including those sold to RHD.

      Outstanding Options and Warrants -

      The following table summarizes the changes in common stock options and warrants during the years ended December 31:

                                                    Number of Shares       Price Per Share
                                                    ----------------       ---------------
       Outstanding at December 31, 1997                   583,892          $4.50 - $30.00

          Granted                                         173,333          $12.00 - $13.50
          Exercised/Expired/Forfeited                    (104,192)         $12.38 - $21.00
                                                     ------------

       Outstanding at December 31, 1998                   653,033          $3.00 - $30.00

          Granted                                         100,000              $12.00
          Exercised/Expired/Forfeited                    (121,875)         $6.00 - $30.00
                                                     ------------

       Outstanding at December 31, 1999                   631,158           $4.50 -$25.11

          Granted to employees                            398,500           $1.88 - $3.00
          Granted to RHD Capital Ventures, LLC          1,666,667              $3.00
          Exercised/Expired/Forfeited                    (388,174)         $6.00 - $25.11
                                                     ------------

       Outstanding at December 31, 2000                 2,308,151          $1.88 - $19.13
                                                     ============

      Options and warrants to purchase 2,042,484, 628,933, and 650,711 were exercisable at December 31, 2000, 1999 and 1998, respectively.

      The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized because all employee stock options have been granted with exercise prices equal to the fair value of the Company's Class A common stock on the date of grant.

      In 1996, the Company adopted SFAS No. 123 for disclosure purposes only. For SFAS No. 123 purposes, the fair value of each employee options grant has been estimated as of the date of grant using the Black-Scholes option pricing model and the following weighted average assumptions: risk-free interest rate of 6.50%, expected life of five (5) years, no dividends and expected volatility of 33.1%. Using these assumptions, the fair value of the employee stock options granted in 2000, 1999, and 1998 is approximately $156,000, $15,000, and $32,000, respectively, which would be amortized as compensation expense over the vesting period of the options. Had compensation cost been determined in accordance with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income (loss) and net income (loss) per share would have been adjusted to the following pro forma amounts for the years ended December 31:

                                                               2000           1999           1998
                                                               ----           ----           ----
        Net income (loss):
            As reported                                    $ (1,593,457)   $    264,543   $(15,165,194)
            Pro forma                                      $ (1,661,038)   $    188,205   $(15,317,487)

        Net income (loss) per share - basic and diluted:
            As reported                                    $       (.67)   $        .07   $      (8.57)
            Pro forma                                      $       (.70)   $        .03   $      (8.67)

(10)  Income Taxes

      Provision for (benefit from) income taxes consisted of the following for the years ended December 31:

                                  2000            1999           1998
                                  ----            ----           ----
        Current:
            Federal            $   99,231      $       --     $       --
            State                  79,707              --         33,182

        Deferred:
            Federal               (99,231)             --      1,094,465
            State                      --              --        293,410
                               ----------      ----------     ----------

                               $   79,707      $       --     $1,421,057
                               ==========      ==========     ==========

      The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as a result of the following differences:

                                                 2000           1999           1998
                                                 ----           ----           ----
        Statutory U.S. tax rates             $  (514,675)   $    89,944    $(4,673,006)
        State income taxes, net of federal        79,707         17,687       (634,924)
        Change in valuation allowance         (3,207,373)      (119,988)     5,509,789
        Permanent differences                  3,712,672         12,357      1,291,238
        Other                                      9,376             --        (72,040)
                                             -----------    -----------    -----------

                                             $    79,707    $        --    $ 1,421,057
                                             ===========    ===========    ===========

      Deferred tax assets (liabilities) are comprised of the following at December 31:

                                                  2000           1999
                                                  ----           ----
        Deferred tax liabilities:
            Depreciation                      $(2,150,190)   $(1,805,289)
            Miscellaneous                         (31,858)       (11,888)
                                              -----------    -----------

                                               (2,182,048)    (1,817,177)
                                              -----------    -----------

        Deferred tax assets:
            Operating loss carryforward         1,474,179      4,652,234
            Capital loss carryforward           1,374,531      1,374,531
            Accrued expenses                    1,011,815        821,147
            Financing costs                       187,537        125,025
            Alternative minimum tax credits       185,018         85,787
            Deferred revenue                       73,889         74,094
            Bad debt reserve                       39,997         56,982
            Miscellaneous                          17,510         17,178
                                              -----------    -----------

                                                4,364,476      7,206,978
            Valuation allowance                (2,182,428)    (5,389,801)
                                              -----------    -----------

                                                2,182,048      1,817,177
                                              -----------    -----------

                                              $        --    $        --
                                              ===========    ===========

      Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period and its history of taxable earnings. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

      At December 31, 2000, the Company had tax net operating loss carryforwards of approximately $4,335,000 and capital loss carryforwards of approximately $3,440,000 that may be used to offset future taxable income and capital gains. These loss carryforwards will begin to expire in 2004.

      Taxes paid totaled approximately $80,000, $0 and $41,000 during 2000, 1999 and 1998, respectively.

(11)  Commitments

      Land Lease -

      The Company leases the Statesville, North Carolina hotel land under the terms of a ground lease that requires annual payments of rent equal to 4% of the hotel's gross room revenue and expires in April 2035. The Company has an option to purchase this land subject to certain first refusal rights of a third-party. Rent expense attributable to this lease totaled $59,376 and $67,581 in 2000 and 1999, respectively.

      Office and Equipment Leases -

      The Company leases office space, equipment and vehicles under operating lease agreements that expire through November 2006. Future minimum payments due under the terms of these leases are as follows for the years ending December 31:

        2001...................................................$     667,258
        2002...................................................      620,930
        2003...................................................      380,476
        2004...................................................       53,249
        2005...................................................       32,984
        Thereafter.............................................       22,662
                                                               -------------

                                                               $   1,777,559
                                                               =============

      Total rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $588,000, $493,000, and $308,000, respectively.

      Guarantee of Indebtedness -

      As a partner in the partnerships disclosed in Note 4, the Company has guaranteed the mortgage of one of those partnerships. Amounts guaranteed by the Company totaled approximately $2,535,000 at December 31, 2000.

      Franchise Agreements -

      The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional amounts for marketing assessments and reservation fees to its franchisors, based on franchise agreements which extend from ten to seventeen years. Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchise's default. These fees totaled approximately $2,770,000, $2,680,000, and $2,730,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

(12)  Litigation

      The Company and its subsidiaries are parties to various legal actions and complaints arising in the ordinary course of business. Settlement of such pending matters is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.

(13)  Indirect Operating Costs

      The Company incurred $251,500 and $443,896 due to employee severance and related costs during 2000 and 1999, respectively.

      The Company incurred indirect operating costs totaling $577,074 during 1998. These costs included a one-time non-cash charge of $529,764 associated with warrants issued as a result of two $2,000,000 notes issued by Hudson Hotels Trust. The remaining costs were associated with the relocation of the corporate office to new office space in Rochester, New York.

(14)  Loss on Asset Valuation

      In 1998, the Company invested as a 41% limited partner in a partnership, HH Bridge, L.P., which acquired three hotel properties for approximately $26.6 million. The operations of HH Bridge, L.P. were consolidated by the Company from August 1998 to December 1998, at which time the partnership was unable to make certain "guaranteed return" payments to the 58% limited partner. As a result, the 58% limited partner exercised its rights to acquire the Company's 41% limited partnership interest for $1, which resulted in a loss of approximately $3,400,000, and the partnership was deconsolidated. The Company presently owns a non-controlling 1% interest in HH Bridge, L.P., as a general partner, and manages the three properties.

(15)  Non-Recurring Costs

      The Company recognized non-recurring charges of $4,838,872 during 1998 related to a failed Real Estate Investment Trust (the REIT). The failure of the REIT was due to economic conditions at the time, which prevented the completion of the REIT's initial public offering. The non-recurring charges related to a deposit and direct costs related to the terminated acquisition of twenty-six Fairfield Inns that were under contract to the REIT and other costs incurred by the Company as the REIT was unable to raise funds through an initial public offering.

      The Company recognized income of $126,299 and $212,353 as a result of satisfying certain creditors' claims for less than the original amount during 2000 and 1999, respectively.

(16)  Extraordinary Gain on Extinguishment of Debt

      In July 1999, the Company replaced its outstanding $7.5 million convertible subordinated debenture to Oppenheimer Convertible Securities Fund with a new convertible subordinated debenture. The new debenture had a principal balance of $3.2 million, an interest rate of 18.75%, a maturity date of April 15, 2000 and a conversion price of $1.80 per share. As a result, the Company reported an extraordinary gain on extinguishment of debt, net of expenses, of $4,027,655 or $1.93 per common share.

(17)  Business Segments

      As described in Note 1, the Company operates in two segments: hotel owner/operator; and hotel management services and other. Revenues, identifiable assets and capital expenditures of each segment are those that are directly identified with those operations.

      The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization (EBITDA) generated by the operations of its owned hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized mortgage obligations on its hotel properties. The Company's taxes are included in the consolidated Federal income tax return of the Company and are allocated based upon the relative contribution to the Company's consolidated taxable income/losses and changes in temporary differences.

      The following table presents revenues and other financial information by business segment for the years ended December 31, 2000, 1999, and 1998 (in thousands):

                                           Hotel       Management
                     2000                Operations    and Other    Eliminations    Consolidated
                     ----                ----------    ----------   ------------    ------------
        Revenues                          $ 47,492     $  6,075       $ (2,412)       $ 51,155
        EBITDA                            $ 14,488     $  1,789       $     --        $ 16,276
        Depreciation and amortization     $  6,156     $    408       $     --        $  6,564
        Interest expense                  $  9,592     $    432       $     --        $ 10,023
        Capital expenditures              $  1,223     $     46       $     --        $  1,268
        Total assets                      $121,516     $ 48,470       $(35,719)       $134,267

                                           Hotel       Management
                     1999                Operations    and Other    Eliminations    Consolidated
                     ----                ----------    ----------   ------------    ------------
        Revenues                          $ 47,650     $  6,043       $ (2,422)       $ 51,271
        EBITDA                            $ 15,053     $    396       $     --        $ 15,449
        Depreciation and amortization     $  5,920     $    615       $     --        $  6,535
        Interest expense                  $ 11,835     $    702       $     --        $ 12,537
        Capital expenditures              $  2,918     $    291       $     --        $  3,209
        Total assets                      $124,697     $ 57,196       $(43,367)       $138,526

                                           Hotel       Management
                     1998                Operations    and Other    Eliminations    Consolidated
                     ----                ----------    ----------   ------------    ------------
        Revenues                          $ 55,383     $  4,993       $  2,736        $ 57,640
        EBITDA                            $ 15,931     $    674       $     --        $ 16,605
        Depreciation and amortization     $  5,890     $    240       $     --        $  6,130
        Interest expense                  $ 13,177     $  1,003       $     --        $ 14,180
        Capital expenditures              $  1,775     $    282       $     --        $  2,057
        Total assets                      $127,205     $ 66,495       $(51,024)       $142,676

      Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries.

      The following presents the segments' performance measure to the Company's consolidated income (loss) before taxes, minority interest, and equity in operations of partnerships:

                                                         2000        1999        1998
                                                         ----        ----        ----
        EBITDA - Hotel operations                      $ 14,488    $ 15,053    $ 15,931
        EBITDA - Management and other                     1,789         396         674
        Interest                                        (10,810)    (12,537)    (14,180)
        Depreciation and amortization                    (6,565)     (6,535)     (6,130)
        Loss on asset valuation                              --          --      (5,260)
        Non-recurring costs                                (126)         --      (4,839)
        Other                                              (226)       (105)        (72)
                                                       --------    --------    --------

        Loss before income taxes, minority interest,
          And equity in operations of partnerships     $ (1,450)   $ (3,728)   $(13,876)
                                                       ========    ========    ========

(18)  Selected Quarterly Financial Data

      Unaudited interim quarterly results for the Company during 2000 and 1999 were as follows (in thousands, except per share data):

                                       First     Second     Third       Fourth
                2000                 Quarter    Quarter    Quarter     Quarter
                ----                 -------    -------    -------     -------

        Net sales                    $ 11,848   $ 13,802   $ 13,973    $ 11,532
        Income from operations       $  1,333   $  3,586   $  3,245    $  1,548
        Net income (loss)            $ (1,938)  $    764   $    662    $ (1,081)
        EPS - basic                  $   (.90)  $    .27   $    .23    $   (.41)
        EPS - diluted                $   (.90)  $    .21   $    .11    $   (.41)

                                       First     Second     Third       Fourth
                1999                 Quarter    Quarter    Quarter     Quarter
                ----                 -------    -------    -------     -------

        Net sales                    $ 11,916   $ 13,861   $ 14,011    $ 11,483
        Income from operations       $  2,303   $  3,679   $  2,723    $    209
        Net income (loss) before
          Extraordinary items        $   (834)  $    577   $   (523)   $ (2,983)
        Net income (loss)            $   (834)  $    577   $  3,566    $ (3,044)
        EPS before extraordinary
          items - basic and diluted  $   (.45)  $    .27   $   (.24)   $  (1.38)
        EPS - basic and diluted      $   (.45)  $    .27   $   1.65    $  (1.41)

      The third quarter of 1999 was restated in the above table to reflect property and equipment disposed of in the third quarter, but not recorded by the Company until the fourth quarter. The restatement decreased net income by approximately $275,000 and decreased EPS by $0.12 as compared to the original amounts reported by the Company.

      Full year per share data does not equal the sum of the quarterly data due to increases in the number of shares outstanding.

                                    PART III

As described below, certain information appearing in the Company's Proxy Statement to be furnished to shareholders in connection with the 2001 Annual Meeting, is incorporated by reference in this Form 10-K Annual Report.

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Certain additional information is incorporated by reference to the "Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" sections of the Company's Proxy Statement to be furnished to shareholders in connection with the 2001 Annual Meeting. Information regarding the Company's Executive Officers is included below.

         Name and Title             Age          Business Experience
         --------------             ---          -------------------

E. Anthony Wilson, Chairman of      56    E. Anthony Wilson serves as the
  the Board and Chief Executive           Chairman of the Board and Chief
  Officer                                 Executive Officer of the Company. Mr.
                                          Wilson was a co-founder of the
                                          Company, has served as its Chairman of
                                          the Board since its inception, and as
                                          Chief Executive Officer since January
                                          1993. In 1984 he co-founded Hudson
                                          Hotels Corp. which was acquired by the
                                          Company in June 1992. He has over 25
                                          years experience in the hospitality
                                          and real estate industries as a
                                          developer, owner and manager. As
                                          general partner of Wilson Enterprises,
                                          L.P., a real estate development firm
                                          in Rochester, New York, he has
                                          developed a significant amount of
                                          office, warehouse, apartments and
                                          related facilities. Mr. Wilson is an
                                          alumnus of the School of Business at
                                          Indiana University. He has served as
                                          the Chairperson of the Strong Memorial
                                          Hospital Children's Fund, and has been
                                          a Director of Erdle Perforating Corp.,
                                          and the Rochester Family of Mutual
                                          Funds.

Bruce A. Sahs, CPA                  56    Mr. Sahs is currently serving as the
  Executive Vice President and            Company's Executive Vice President and
  Chief Operating Officer                 Chief Operating Officer and has held
                                          various other capacities throughout
                                          his tenure, commencing in June 1986.
                                          Mr. Sahs, as a CPA, specialized in
                                          hotel and restaurant auditing controls
                                          and management services. Mr. Sahs
                                          received his degree from the Rochester
                                          Institute of Technology, is a
                                          Certified Public Accountant, as well
                                          as a Certified Hotel Administrator. He
                                          is also a member of the New York State
                                          Society of Certified Public
                                          Accountants.

Ralph L. Peek, CPA                  52    Ralph L. Peek has been involved with
Executive Vice President                  the Company and has served as a
  and Treasurer                           Director since its inception in 1987.
                                          As of December 31, 1996, Mr. Peek was
                                          named Vice President and Treasurer of
                                          the Company. Mr. Peek is licensed as a
                                          CPA in New York State and is a
                                          graduate of the Rochester Institute of
                                          Technology.

Thomas W. Blank                     52    Thomas W. Blank is an attorney who
Executive Vice President and              serves as general counsel to the
  General Counsel                         Company, handling and monitoring its
                                          inside and outside legal affairs, as
                                          well as assisting with development
                                          activities. Mr. Blank has been
                                          involved in the hotel business for ten
                                          years and joined the Company in 1998.
                                          Mr. Blank is a graduate of Hartwick
                                          College and received his law degree
                                          from Albany Law School, Union
                                          University.

Alan S. Lockwood, Director and      48    Alan S. Lockwood is a partner in the
Secretary                                 law firm of Boylan, Brown, Code,
                                          Vigdor & Wilson, LLP of Rochester, New
                                          York, which firm is outside counsel to
                                          the Company. Mr. Lockwood specializes
                                          in corporate finance and has been
                                          affiliated with Boylan, Brown since
                                          1978. He is a graduate of Cornell
                                          University School of Arts and Sciences
                                          and Cornell Law School. Mr. Lockwood
                                          has served as Secretary of the Company
                                          since its inception.

Item 11. Executive Compensation

This information is incorporated by reference to the "Executive Compensation" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2001 Annual Meeting.

Item 12. Security Ownership of Certain Beneficial Owners and Management

This information is incorporated by reference to the "Principal Shareholders" section of the Company's Proxy Statement to be furnished to shareholders in connection with the 2001 Annual Meeting.

Item 13. Certain Relationships and Related Transactions

TRANSACTIONS WITH E. ANTHONY WILSON

As of December 31, 2000, E. Anthony Wilson was indebted to the Company in the amount of $168,000. This amount represents the cumulative unpaid advances and loans by the Company to Mr. Wilson.

TRANSACTIONS WITH M, L, R & R PARTNERSHIP AND AFFILIATES

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

Hudson Hotels Trust - In May 1998, Hudson Hotels Trust, a newly-formed Maryland real estate investment trust, borrowed $2.0 million in financing from M,L,R&R to finance its startup operations through its anticipated initial public offering. The Company intended to enter into a strategic alliance with this REIT, which was anticipated to have significant benefits for the future operations of the Company. In order to induce the partnership to loan the money to the trust, the Company issued to the partnership warrants to purchase 83,333 shares of the Company's common stock at a strike price of $12.00. In addition, the loan was collateralized by the pledge of 222,222 shares of common stock of the Company. In January 2000, this loan was converted to 222,222 shares of common stock in the Company.

Acquisition of HH Bridge, L.P. Properties - In August 1998, the Company organized a Virginia limited partnership, HH Bridge, L.P., to acquire three properties for an aggregate purchase price of $26.6 million. The Company contributed $3.6 million to the capital of the Partnership for a 1% general partnership interest and a 41.2% limited partnership interest, M, L, R & R contributed $5.0 million for a 57.8% limited partnership interest. The partnership agreement provided that: M, L, R & R receive a $250,000 guaranteed payment each quarter; Hudson receive all income of the partnership in excess of that guaranteed return; M, L, R & R had the right to require the Company to purchase its partnership interest on August 14, 1999 for $6.0 million; M, L, R & R had the right to acquire Hudson's interest in the partnership for $1.00 if:
(1) the guaranteed return was not paid, or (b) the Company was unable to purchase M, L, R & R's interest on August 14, 1999 as required. The Company was unable to make the guaranteed payments, and M, L, R & R exercised its right to acquire the Company's limited partnership interest for $1.00 as of December 31, 1998.

Sale of Stock - On August 17, 1998 the Company sold 111,111 shares of its common stock to M,L,R&R for an aggregate consideration of $1,000,000, or $9.00 per share. The per-share price was approximately the market price of the Company's shares at the date of sale.

Transfer and Sale of Certain Assets - In December 1998 and January 1999 Hudson transferred properties and a lease to companies which are affiliates of M,L,R&R. The Company undertook these transfers to obtain working capital, which it required to pay operating expenses and debt service during its traditionally slow first quarter. The transfers were: (i) the lease of the Inn on the Lake, owned by L, R, R & M L.L.C. by Canandaigua Hotel Corp., a subsidiary of Hudson, was terminated, and the Company entered into a management contract for that property; and (ii) H.H. Properties Southwest, Inc., a subsidiary of Hudson, sold five (5) parcels of vacant land in Texas and Arizona to Transport Associates. The Company received approximately $2.3 million in cash from these transactions.

Purchase of Mezzanine Debt - On April 13, 2000, RHD Capital Ventures, LLC, a New York limited liability company, owned and controlled by Richard Sands, purchased the Company's $35,000,000 mezzanine loan and took assignment of the collateral therefor.

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

On May 24, 2000, Hudson Hotels Corporation (the "Company") sold to RHD Capital Ventures, LLC for an aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00.

TRANSACTIONS WITH BOYLAN, BROWN, CODE, VIGDOR & WILSON, LLP

Mr. Lockwood, a Director and the Secretary of the Company, is also a partner in Boylan, Brown, Code, Vigdor & Wilson, LLP, which law firm is general counsel to the Company. In 2000, the Company paid approximately $181,000 to the law firm in legal fees.

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

          3.6 Amendment to Certificate of Incorporation effecting a one for three reverse stock split (p)

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

          10.30 Promissory Note between the Company and Equity Inns Partnership, L.P. (m)

          10.31   Guaranty between the Company and Equity Inns Partnership, L.P.
                  (m)

          10.32 Pledge Agreement between the Company and Equity Inns Partnership, L.P. (m)

          10.33   Amended and Restated Mezzanine Loan Agreement (m)

          10.34   Employment Agreement (Wilson) (n)

          10.35   Employment Agreement (George) (n)

          10.36   Employment Agreement (Sabin) (n)

          10.37 Forbearance Extension Agreement between the Company and RHD Capital Ventures, LLC (o)

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

          23.2    Consent of Bonadio & Co., LLP

          24      Power of Attorney (a)

          27      Financial Data Schedule

          28.1 Form of Consulting Agreement entered into between the Registrant and the Underwriter (a)

          28.2    Form of Employee Stock Plan adopted by the Registrant (a)

          99      Forward Looking Statements

----------

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

            (l) Filed as an Exhibit to the Company's Form 8-K Current Report dated November 27, 1996

            (m) Filed as an Exhibit to the Company's 8-K Current Report dated October 31, 1997

            (n)   Filed as an Exhibit to

            (o) Filed as an Exhibit to the Company's Form 8-K Current Report dated April 14, 2000.

            (p) Filed as an exhibit to the Company's Form 8-K Current Report dated September 15, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HOTELS CORPORATION


Dated:                               By:
      -------------------               ----------------------------------------
                                           E. Anthony Wilson
                                           Chief Executive Officer,
                                           President and Director


Dated:                               By:
      -------------------               ----------------------------------------
                                           Ralph L. Peek
                                           Executive Vice President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                                   Title                    Date
---------                                   -----                    ----


PRINCIPAL EXECUTIVE OFFICER:


                                   Chairman of the Board,        _______________
-------------------------------    Chief Executive Officer,
E. Anthony Wilson                  President and Director


PRINCIPAL FINANCIAL OFFICER:


                                   Vice President, Treasurer     _______________
-------------------------------    and Director
Ralph L. Peek

DIRECTORS:


-------------------------------    Director                      _______________
Richard C. Fox


                                   Director                      _______________
-------------------------------
Ted Filer


                                   Secretary and Director        _______________
--------------------------------
Alan S. Lockwood