Form 10-Q
period 2001-03-31
HUDSON HOTELS CORP
filed 2001-05-15
CIK 846469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)
of the Securities Exchange Act of 1934

For Quarter Ended	March 31, 2001
Commission File Number	0-17838

Hudson Hotels Corporation
(Exact name of Registrant as specified in its charter)

New York	16-1312167
State or other jurisdiction of	I.R.S. Employer
in corporation or organization	Identification No.

300 Bausch & Lomb Place, Rochester, New York	14604
(Address or principal executive offices)	(Zip Code)

(716) 454-3400
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

Yes     ☒                                                                               No     ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 9, 2001 the Registrant had issued and outstanding 2,749,523 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

	2001	2000

OPERATING REVENUES:
Hotel operations	$11,362,451	$11,068,970
Royalties	371,711	373,967
Management fees	313,610	401,582
Other	3,512	3,659

Total operating revenues	12,051,284	11,848,178

OPERATING COSTS AND EXPENSES
Direct	7,467,028	7,274,714
Corporate	946,564	1,563,963
Depreciation and amortization	1,576,748	1,676,601

Total operating costs and expenses	9,990,340	10,515,278

Income from operations	2,060,944	1,332,900

OTHER INCOME (EXPENSE):
Interest expense	(2,011,784)	(3,116,629)
Change in fair market value of callable/puttable warrant	(429,436)	0
Gain (loss) on disposal of property and equipment	0	(153,682)
Interest income	84,440	70,635

Total other income (expense)	(2,356,780)	(3,199,676)

Loss before income taxes, minority interest, and equity in operations of affiliates	(295,836)	(1,866,776)

INCOME TAXES	(15,140)	(31,754)

Loss before minority interest and equity in operations of affiliates	(310,976)	(1,898,530)

MINORITY INTEREST	(22,810)	(23,397)

EQUITY IN OPERATIONS OF AFFILIATES	(21,114)	(17,062)

NET LOSS	$(354,900)	$(1,938,989)

NET LOSS PER COMMON SHARE – BASIC AND DILUTED	$(.14)	$(.91)

The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000

ASSETS	2001	2000

CURRENT ASSETS:
Cash and cash equivalents	$787,171	$1,724,950
Current portion of restricted cash	3,928,041	3,561,136
Accounts receivable – trade	1,291,510	1,308,539
Prepaid expenses and other	1,047,899	1,193,605

Total current assets	7,054,621	7,788,230

PROPERTY AND EQUIPMENT, net	115,991,820	117,184,428

OTHER ASSETS:
Restricted cash, net of current portion	1,843,249	1,666,669
Investments in partnerships	1,490,485	1,514,715
Mortgage acquisition costs	2,186,737	2,298,404
Beach club operations	2,458,340	2,498,422
Other assets	1,265,408	1,316,128

Total other assets	9,244,219	9,294,368

TOTAL ASSETS	$132,290,660	$134,267,026
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
Demand note payable	$186,476	$192,252
Current portion of long-term debt	27,665,112	8,861,188
Callable/puttable warrant	9,115,710	0
Accounts payable – trade	1,977,366	1,133,318
Accrued expenses	4,401,864	5,064,106
Deferred revenue	929,983	1,669,451

Total current liabilities	44,276,511	16,920,315

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	84,003,429	104,262,987
Callable/puttable warrant	0	8,686,274
Limited partners’ interest in consolidated partnership	1,020,400	1,020,400

Total long-term liabilities	85,023,829	113,969,661

Total liabilities	129,300,340	130,889,976

SHAREHOLDERS’ EQUITY:
Preferred stock	295	295
Common stock	2,750	2,750
Additional paid-in capital	25,003,111	25,003,111
Accumulated deficit	(21,974,585)	(21,587,855)

	3,031,571	3,418,301

Less: Treasury stock (3,334 shares at cost)	(41,251)	(41,251)

Total shareholders’ equity	2,990,320	3,377,050

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$132,290,660	$134,267,026

The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001

	SERIES A PREFERRED STOCK	ADDITIONAL PAID-IN CAPITAL PREFERRED	COMMON STOCK	ADDITIONAL PAID-IN CAPITAL COMMON	ACCUMULATED DEFICIT	TREASURY STOCK	TOTAL

BALANCE, DECEMBER 31, 2000	$295	$1,560,705	$2,750	$23,442,406	$(21,587,855)	$(41,251)	$3,377,050

Net Loss	—	—	—	—	(354,900)	—	(354,900)

Cash dividends paid on preferred stock	—	—	—	—	(31,830)	—	(31,830)

BALANCE, MARCH 31, 2001	$295	$1,560,705	$2,750	$23,442,406	$(21,974,585)	$(41,251)	$2,990,320

Stock balances at March 31, 2001:

     Common stock: 2,794,523 shares; Preferred stock:  294,723 shares

The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001 and 2000

CASH FLOWS FROM OPERATING ACTIVITIES:	2001	2000

Net loss	$(354,900)	$(1,938,989)
Adjustments to reconcile net loss to net
cash flow from operating activities:
Depreciation and amortization	1,576,747	1,676,601
Loss on disposal of property and equipment	—	153,682
Change in fair market value of callable/puttable warrants	429,436	—
Minority interest	(232)	(236)
Equity in operations of affiliates	21,114	17,062
Changes in:
Accounts receivable – trade	(74,813)	(219,296)
Prepaid expenses and other	143,215	390,757
Accounts payable	647,684	829,939
Accrued expenses	(451,520)	(27,795)
Deferred revenue	(674,410)	(478,620)

Net cash flow from operating activities	1,262,321	403,105

CASH FLOW USED IN INVESTING ACTIVITIES:

Purchase of equipment	(272,573)	(602,083)
Change in restricted cash	(543,455)	(288,986)
Change in other assets	121,835	251,929
Change in affiliate accounts receivable	(67,222)	—
Refund of capitalized costs	45,552	—
Capital distributions from unconsolidated partnerships	9,000	14,000

Net cash flow used in investing activities	(706,863)	(625,140)

CASH FLOW USED IN FINANCING ACTIVITIES:

Repayment of long-term debt	(1,455,631)	(349,467)
Repayment on demand note payable	(5,776)	—
Dividends paid	(31,830)	(31,830)

Net cash flow used in financing activities	(1,493,237)	(381,297)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(937,779)	(603,332)

CASH AND CASH EQUIVALENTS - beginning of period	1,724,950	1,489,438

CASH AND CASH EQUIVALENTS - end of period	$787,171	$886,106

The accompanying notes are an integral part of these consolidated statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2001

1.          Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented.  The preparation of financial statements in accordance with generally accepted accounting principals (“GAAP”) requires management to make estimates and assumptions.  Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

The accounting policies followed by the Company are set forth in Note 3 to the Company's financial statements in the December 31, 2000 10-K.

Other footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 2000 10-K.

The presentation of these financial statements reflect a one for three reverse stock split, which became effective September 14, 2000.  All share and per share amounts in this Form 10-Q have been restated to reflect this change.

2.          Narrative Description of Business

Hudson Hotels Corporation (the "Company") was organized as Microtel Franchise and Development Corporation to develop and franchise a national chain of economy limited-service lodging facilities ("Microtels"), using the service mark "MICROTEL".  The Company was incorporated in New York State on June 5, 1987.

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

In 1995, the Company entered into an agreement with US Franchise Systems, Inc. (“USFS”) pursuant to which USFS purchased worldwide franchising and administration for the Microtel hotel chain (the “USFS Agreement”).  Following this transaction, the Company ceased its franchising activities.  Although the agreement was entitled Joint Venture Agreement, the transaction was structured as an outright sale of the Company’s franchising rights.  Pursuant to the Agreement, the Company is entitled to receive royalty payments from properties franchised by USFS at the rate of 1% of gross room revenues from hotels 1-100; .75% of gross room revenues from hotels 101-250 and .5% of gross room revenues for all hotels in excess of 250.

As a result of the sale of its franchising system pursuant to the USFS Agreement, the Company has focused its efforts on development, acquisition and management of various hotel products, including Microtel Inns.

As of March 31, 2001, the Company managed forty-five (45) hotel properties located primarily in the Northeast and Southeast United States.  Of the forty-five (45) hotel properties under management, twenty five (25) are owned by the Company.  These properties range from super budget “Microtel Inns” to full-service hotels.  The Company competes for management contracts with other hotel management companies, many of which have significantly larger organizations and greater financial resources.  In some cases, hotel owners may require the hotel management company to invest in or advance funds to the hotel in order to obtain the management contract.  In these cases, the Company may be at a competitive disadvantage.

The management contracts entered into vary from month-to-month to ten years, some of which may be cancelled with penalty upon sale of the property.  They provide for a full range of hotel management services (including operations management, personnel and staffing, sales and marketing, business systems, financial management, and food and beverage management) for a fee, typically a percentage of gross revenues.

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

On May 24, 2000, the Company sold to RHD Capital Ventures, LLC, for aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00.  Following the Company’s one for three reverse stock split, the number of shares subject to the warrant have been reduced to 1,666,667 and the exercise price has been adjusted to $3.00 per share.  The Warrant is exercisable at any time until May 23, 2005.  The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000.  Simultaneously, with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligations to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment in full of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt form the Company to RHD.  The purchase price of the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price.  The Warrant purchase price increases over time.  Using the Company’s average stock price for the quarter ended December 31, 2000, the put price of the warrant as of February 2002 (the due date of the debt obligations to RHD) will be approximately $10,500,000.

On June 2, 2000, the Company entered into a Mezzanine Loan Restructuring Agreement with RHD Capital Ventures, LLC, and in connection therewith a Second Amended and Restated Mezzanine Note, a Second Amended and Restated Mezzanine Loan Agreement, and related amendments to collateral documents.  The Restructuring Agreement reduced the stated principal of the Mezzanine Loan from $35,000,000 to $25,000,000 (including offset of the $750,000 Note given by RHD to the Company as partial consideration for the Warrant), reduced and stated interest rate of 6.53%, and fixed a maturity date of February 2, 2002.  The security interest in the Company’s assets was spread to cover the amounts which may become due under the Put and Call Agreement, as well.

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

The Company has begun negotiations with RHD Capital Ventures, LLC to restructure or extend the terms of the Mezzanine Loan and related Warrant.  While management believes that an acceptable restructuring agreement will be reached, there can be no assurances that the negotiations will be successful.

4.          Summarized Financial Information - Investments in Partnership Interests

The following is a summary of condensed financial information for the unconsolidated partnerships that the Company does not control for the three-month periods ended March 31, 2001 and 2000.

	2001	2000
Property and equipment, net of accumulated depreciation	$57,166,990	$56,213,534
Current assets	3,255,791	4,225,980
Other assets	1,230,934	828,620

TOTAL ASSETS	61,653,715	61,268,044

Mortgage and notes payable – current	2,681,328	18,834,325
Other current liabilities	2,011,973	1,900,825
Mortgage and notes payable – noncurrent	38,210,579	25,762,366

TOTAL LIABILITIES	42,903,880	46,497,516

TOTAL EQUITY	$18,749,835	$14,770,528

COMPANY’S SHARE	$1,330,494	$1,285,100

Net revenues	4,051,878	4,928,846
Operating expenses	3,386,664	3,732,058

Income from operations	665,214	1,196,788
Other income (expense), net	(1,258,251)	(1,517,354)

NET LOSS	$(593,037)	$(320,566)

COMPANY’S SHARE	$(21,114)	$(17,062)

5.          Demand Note Payable

The Company has a demand note payable to a bank.  The amount outstanding bears interest at the bank’s prime rate plus 1 ½%, is due on demand and is collateralized by land in Tonawanda, New York.

6.          Long-Term Debt

Minimum future principal payments required under the Company’s long-term debt agreements are as follows for the years ending March 31:
2002	$27,665,112
2003	1,724,922
2004	1,860,800
2005	2,027,451
2006	2,029,706
Thereafter	76,360,550

111,668,541
Less: Current Portion	(27,665,112)
$84,003,429

7.          Callable/Puttable Warrant

On May 24, 2000, the Company sold a warrant to purchase 5,000,000 shares of the Company’s common stock for an exercise price of $1.00 per share to RHD Capital Ventures, LLC (RHD), an affiliate of M, R, R & R, a large shareholder of the Company.  Following the reverse stock split, RHD is entitled to purchase 1,666,667 shares at $3.00 per share.  The Company received $250,000 in cash and a note for $750,000 in consideration for the warrants, which may be exercised at any time through May 23, 2005.

Simultaneously with the sale of the warrant, the Company and RHD entered into a put and call agreement, pursuant to which the Company has the right to purchase the warrant from RHD upon payment in full of all debt obligations to RHD, and RHD has the right to require the Company to repurchase the warrant upon payment in full of all debt obligations to RHD, or upon the occurrence of an event of default, as defined in any document of or instrument evidencing or securing any debt owed to RHD.  Amounts due under the warrant are collateralized as is the restructured mezzanine note payable to RHD.

The price for repurchase of the warrants is calculated by a formula taking into account he amount of debt outstanding to RHD, a scheduled repayment amount and the average market price of the Company’s common stock, as related to a target stock price.  The purchase price increases over time.  Using the current stock price, the put price of the warrant will be approximately $10,500,000 on February 2, 2002 (the maturity date of the restructured mezzanine loan payable to RHD).

The Company records the callable/puttable warrant at estimated fair value.  Changes in the estimated fair value are reflected in the statement of operations.

8.           Commitments

Land Lease:

The Company leases the Statesville, North Carolina, hotel land under the terms of a ground lease that requires annual payments of rent equal to 4% of the hotel’s gross room revenue and expires in April 2035. The Company has an option to purchase this land subject to certain first refusal rights of a third-party.  Rent expense attributable to this lease totaled $10,964 and $13,038, for the three-month period ended March 31, 2001 and 2000, respectively.

Office and Equipment Leases:

The Company has various operating lease arrangements for equipment, vehicles and office space.  Total rent expense under operating leases amounted to $96,053 and $118,200 for the periods ending March 31, 2001 and 2000, respectively.  Future minimum lease payments under operating leases are approximately: 2001 remainder - $571,205; 2002- $620,930; 2003 - $380,476; 2004 - $53,249; and 2005 - $32,984; thereafter - $22,662.

Franchise Agreements:

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional amounts  for marketing assessments and reservation fees to its franchisors’ based on franchise agreements which extend from ten to sixteen years.  Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee’s default.  Total fees were approximately $667,000 and $552,000 for the three months ended March 31, 2001 and 2000, respectively.

9.          Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes.  The Statement requires that deferred income taxes be provided to reflect the impact of temporary differences between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by current tax laws and regulations.  A valuation allowance is established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period and its history of taxable earnings. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

At March 31, 2001, the Company had net operating loss carryforwards of approximately $4,335,000 and a capital loss carryforward of $3,440,000 that may be used to offset future taxable income and capital gains.  These loss carryforwards will begin to expire in 2018.

10.        Business Segments

As described in Note 2, the Company operates in two segments: (1) hotel owner/operator; and (2) hotel management services and other.  Revenues, identifiable assets and capital expenditures of each segment are those that are directly identified with those operations.

The Company evaluates the performance of its segments based primarily on earnings before interest, taxes and depreciation and amortization (“EBITDA”) generated by the operations of its owned hotels. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized mortgage obligations on its hotel properties.  The Company’s taxes are included in the consolidated Federal income tax return of the Company and are allocated based upon the relative contribution to the Company’s consolidated taxable income/losses and changes in temporary differences.

The following table presents revenues and other financial information by business segment for the three months ended March 31, 2001 and 2000 (in thousands):

2001	Hotel Operations	Management & Other	Elimination (A)	Consolidated

Revenues	$11,362	$1,264	$(575)	$12,051
EBITDA	$3,321	$317	—	$3,638
Depreciation and amortization	$1,507	$70	—	$1,577
Interest expense	$2,338	$103	—	$2,441
Capital expenditures	$273	$—	—	$273
Total assets	$120,268	$49,503	$(37,480)	$132,291

2000	Hotel Operations	Management & Other	Elimination (A)	Consolidated

Revenues	$11,069	$1,339	$(560)	$11,848
EBITDA	$3,234	$(224)	—	$3,010
Depreciation and amortization	$1,527	$150	—	$1,677
Interest expense	$2,940	$177	—	$3,117
Capital expenditures	$570	$32	—	$602
Total assets	$124,486	$53,824	$(41,973)	$136,337

(A)       Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

             The following table reconciles the segments’ performance measure to the Company’s consolidated loss before taxes, minority interest, and equity in operations of partnerships:

	2001	2000

EBITDA:
Hotel operations	$3,321	$3,234
Management and other	317	(224)
Interest	(2,441)	(3,117)
Depreciation and amortization	(1,577)	(1,677)
Other	84	(83)

Loss before income taxes, minority interest, and equity in operations of partnerships	$(296)	$(1,867)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with the entire Form 10–Q. Particular attention should be directed to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended March 31, 2001, compared to the three months ended March 31, 2000:

TOTAL OPERATING REVENUES increased $203,106, or 2% to $12,051,284 for 2001, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $11,362,451 for the three months ended March 31, 2001, an increase of $293,481, or 3%, from $11,068,970 for the three months ended March 31, 2000.  Hotel operations consisted of the following:

Three Months Ended

March 31, 2001

March 31, 2000

Hotel room revenue	$9,779,903	$9,434,351
Beach club revenue	523,451	445,630
Food and beverage revenue	692,552	722,510
Other	366,545	466,479

Total	$11,362,451	$11,068,970

Hotel room revenue was $9,779,903 for the three-month period ended March 31, 2001, an increase of $345,552, or 4%, from $9,434,351 for the three-month period ended March 31, 2000. The occupancy and room rates increased in the quarter.  Occupancy and average daily room rates for the Company owned hotels were 60.0% and $62.57, respectively, for the three months ended March 31, 2001, and 58.6% and $61.47, respectively, for the three months ended March 31, 2000.

The Beach Club revenue, which relates to the operation of the beach club at the Seagate Hotel and Beach Club, was $523,451 for the three-month period ended March 31, 2001, an increase of $77,821, or 17%, from  $445,630 for the three months ended March 31, 2000. The increase is specifically attributable to increase in initiation fees being charged to new members.

Food and beverage revenue was $692,552 for the three months ended March 31, 2001, compared to $722,510 for the three months ended March 31, 2000, a decrease of $29,958, or 4%.   This decrease was due primarily to increased competition.

Other hotel revenue decreased $99,934, or 21% to $366,545, for the three months ended March 31, 2001, from $466,479 for the three months ended March 31, 2000.  The decrease was due primarily to reduced telephone revenues.

ROYALTIES for the three-month period ended March 31, 2001, were comparable with those for the three-month period ended March 31, 2000.

MANAGEMENT FEES for the three-month period ended March 31, 2001, decreased $87,972, or 22% to $313,610, compared to management fees of $401,582 for the three-month period ended March 31, 2000.  The decrease is the result of decreased gross revenues at hotels managed by the Company as management fees are generally based on a percentage of gross revenue and the loss of certain managed properties.  The schedule of owned and managed hotels is summarized below:

	March 31, 2001	March 31, 2000

Owned	25	25
Managed with financial interest	9	10
Other managed	10	9
	45	44

Management fees totaling approximately $575,000 and $561,000 were generated by the twenty-five (25) owned hotels for the three month period ended March 31, 2001, and March 31, 2000, respectively, and were eliminated for consolidation purposes.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses) was 34.3% for both the three months ended March 31, 2001 and 2000.  Hotel revenues were up for the quarter, but corresponding expenses increased, leaving the gross operating margin flat.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses decreased $617,399, or 39%, to $946,564 for the three months ended March 31, 2001, from $1,563,963 for the three months ended March 31, 2000.  The decrease is primarily the result of reducing executive payroll costs.

DEPRECIATION AND AMORTIZATION for the three-month period ended March 31, 2001, decreased $99,853, or 6% to $1,576,748 from $1,676,601 for the three-month period ended March 31, 2000.  The decrease is a result of using accelerated depreciation methods.

OTHER INCOME (EXPENSE) for the three months ended March 31, 2001, decreased by $842,896, or 26%, to $2,356,780 from $3,199,676 for the three months ended March 31, 2000.  The improvements are a result of amortization of long-term debt resulting in less interest expense.  In addition, the Company’s mezzanine debt was restructured in June 2000, and the Company no longer records interest expense related to this debt for accounting purposes as of June 2000.  Of the $2,011,784 in total interest expense, 91% relates to mortgages and notes held on the owned hotels.  The remaining interest is on a demand note, bond issue, and interest accrued of $60,000 for 2000 and 2001, on notes payable by Hudson Hotels Trust.  Included in other expense for 2001 is the adjustment for the fair value of the callable/puttable warrant.  This expense amounted to $429,436 for the three months ended March 31, 2001.

EQUITY IN OPERATIONS OF AFFILIATES represents the loss incurred from the Company’s equity investment in various hotels.  The loss for the three months ended March 31, 2001, increased $4,052 to  $21,114, or 24%, from $17,062 for the three months ended March 31, 2000.

INCOME TAXES – The provision for income taxes of $15,140 and $31,754 for the three months ended March 31, 2001 and 2000, respectively, relates primarily to minimum state taxes.  The Company did not record a deferred tax benefit as realization of the future tax benefits related to deferred taxes is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

NET LOSS – As a result of the above factors, the net loss decreased $1,584,089, or 82%, from the three-month period ended March 31, 2000, to a net loss of $354,900 for the three-month period ended March 31, 2001. The resulting net loss per common share of $.14 for the three-month period ended March 31, 2001, compared to a net loss per common share of $0.91 for the three-month period ended March 31, 2000.  This improvement is primarily attributable to a reduction in corporate expenses and interest expense.

CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2001, the Company had a $186,476 demand note with a commercial bank, which bears interest at a rate of prime plus 1 ½%.  Amounts borrowed are collateralized by land.

At March 31, 2001, the Company had $787,171 of cash and cash equivalents compared with $1,724,950 at December 31, 2000.

The Company is required to maintain certain levels of escrowed cash in order to comply with the terms of its debt agreements.  All cash is retained for application against required escrows for debt, taxes, insurance and capital asset reserves.  A substantial portion of the escrowed cash funds is released several times monthly for application against current liabilities.  The balances held in escrow on March 31, 2001 and 2000 were $5,771,290 and $5,227,805, respectively.

Net cash flows from operating activities was $1,262,321 for the three months ended March 31, 2001, compared to cash flows from operating activities of $403,105 for the three months ended March 31, 2000. The net increase is primarily the result of the decrease in the Company’s net loss.

Net cash flows used in investing activities was $706,683 for the three months ended March 31, 2001, compared to net cash flows used in investing activities of $625,140 for the three months ended March 31, 2000.  The cash flows used were increasing restricted cash and the purchase of equipment.

Net cash flows used in financing activities was $1,493,237 for the three months ended March 31, 2001, compared to net cash flows used in financing activities of $381,297 for the three months ended March 31, 2000.  The cash flows were used to repay existing debt and preferred dividends.

EBITDA increased by $628,191, or 21%, to $3,637,692 for the three months ended March 31, 2001, compared to $3,009,501 for the three months ended March 31, 2000.  EBITDA is defined as total operating revenues less direct and corporate operating costs. The Company believes this definition provides a meaningful measure of its ability to service debt.  The increase is the result of increased occupancy and a reduction in corporate overhead costs.

LIQUIDITY – The Company’s restructured mezzanine note payable to RHD Capital Ventures, LLC (RHD), an affiliate of a large shareholder of the Company, matures on February 2, 2002.  Upon maturity, a payment totaling approximately $19.2 million is due.  Concurrent with the maturity of the note, RHD will have the right to require the Company to repurchase the callable/puttable warrant for approximately $10.5 million, based on the Company’s current stock price.

The Company intends to restructure or refinance these obligations prior to the due date to provide for payment terms consistent with the Company’s projected cash flow.  There are no assurances that the restructuring or refinancing efforts will be successful.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Capital Resources and Liquidity are  “forward-looking statements” intended to qualify for the safe harbors from liability established by the Private Securities Litigation Reform Act of 1996.  These forward-looking statements can generally be identified as such because the context of the statement will include words such as the company “believes”, “anticipates”,  “expects”, or words of similar meaning.  Similarly, statements that describe the Company’s future plans, objectives or goals are also forward-looking statements.  Such forward-looking statements are subject to certain risks, assumptions and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those currently anticipated. Shareholders, potential investors and other readers are urged to consider these risks, assumptions and uncertainties carefully in evaluating the forward-looking statements are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements made herein are only made as of  the date of this Form  10-Q and the  Company  undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 2, 1999, the Company, and its subsidiary, Hudson Hotels Properties Corporation, as well as Hudson Hotels Trust, E. Anthony Wilson, the Company’s Chairman and President, and a significant shareholder were each served with a summons and complaint by B. Thomas Golisano, the holder of a $2,000,000 note from Hudson Hotels Trust, which is secured by 222,222 shares of common stock of the Company.  The action has been commenced in New York Supreme Court and demands damages of $2,000,000, plus costs and disbursements.  The complaint alleges that such note is in default and that the Company assumed the obligation of Hudson Hotels Trust to pay such note.  In addition, the complaint alleges that Mr. Wilson and the significant shareholder of the Company conspired to cause the Company to breach certain negative covenants that the Company entered into in connection with the pledge of the 222,222 shares of the Company’s common stock.  Hudson Hotels Trust has admitted the default on the $2,000,000 note, while the Company and the other defendants have denied liability except for the pledge of the 222,222 shares of the Company’s common stock.  The parties argued plaintiff’s motion for summary judgment on August 13, 1999.  The judge granted summary judgment in favor of the plaintiff against Hudson Hotels Trust, but denied summary judgment against Hudson Hotels Corporation.  The plaintiff has amended its complaint, and discovery is proceeding on the amended complaint.

The Company and its subsidiary, Delray Beach Hotel Corp., have been sued for unspecified damages resulting from an injury suffered on the beach at the Seagate Hotel and Beach Club.  This suit is being defended by the Company’s insurance company counsel.

After taking into consideration legal counsel's evaluation of all such actions, management is of the opinion that the outcome of each such proceeding or claim which is pending, or known to be threatened (as described above), will not have a material adverse effect on the Company's financial statements.

Item 2.  Change in Securities - None

Item 3.  Defaults Upon Senior Securities -None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

The Company received a letter from NASDAQ dated April 30, 2001 in which NASDAQ notified the Company that it failed to maintain a minimum bid price of $1.00 for the last 30 consecutive trading days.  The $1.00 minimum bid price is required for continued listing on the Nasdaq SmallCap Market.  The Company has 90 calendar days, or until July 30, 2001, to regain compliance.  To comply, the Company’s stock must have a bid price of a least $1.00 for a minimum of 10 consecutive trading days.

If the Company is unable to demonstrate compliance on or before July 30, 2001, the Company’s stock will be delisted from Nasdaq SmallCap Market.  If delisted, the Company has the right to appeal the delisting decision.

On May 11, 2001, E. Anthony Wilson, the Company’s Chairman and the Company  agreed as follows:
( i)         The Company’s commitment to loan Mr. Wilson up to $240,000  per year was terminated.
(ii)         The Company and Mr. Wilson entered into a promissory note for Mr. Wilson’s total aggregated borrowings of $258,382.67, bearing interest at  6.53% per annum.
(iii)        Mr. Wilson agreed to pay $2500 per month by payroll deduction starting June, 2001 to repay the debt.

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

HUDSON HOTELS CORPORATION
(Registrant)
Date: 5/15/01	/s/ E. Anthony Wilson

E. Anthony Wilson
President and Chief Executive Officer
Date: 5/15/01	/s/ Ralph L. Peek
Ralph L. Peek, Executive Vice President
and Chief Accounting Officer