Form 10-Q
period 2001-06-30
HUDSON HOTELS CORP
filed 2001-08-13
CIK 846469

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For Quarter Ended June 30, 2001

Commission File Number 0-17838

Hudson Hotels Corporation
(Exact name of Registrant as specified in its charter)

New York	16-1312167

State or other jurisdiction of in corporation or organization	I.R.S. Employer Identification No.

300 Bausch & Lomb Place, Rochester, New York	14604

(Address or principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

             As of August 3, 2001 the Registrant had issued and outstanding 2,749,523 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000 AND THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2001	2000	2001	2000

OPERATING REVENUE:
Hotel operations	$12,056,787	$12,867,989	$23,419,238	$23,936,959
Mgmt. fees	442,547	464,331	756,157	865,913
Royalties	440,609	469,678	812,320	843,645
Miscellaneous	583	600	4,095	4,259

Total operating revenue	12,940,526	13,802,598	24,991,810	25,650,776

OPERATING EXPENSES:
Direct expenses	7,711,466	7,805,505	15,178,494	15,080,219
Corporate expenses	869,782	815,854	1,816,346	2,379,817
Depreciation and amortization	1,621,289	1,595,519	3,198,037	3,272,120

Total operating expense	10,202,537	10,216,878	20,192,877	20,732,156

Income from operations	2,737,989	3,585,720	4,798,933	4,918,620

OTHER INCOME (EXPENSE):
Interest income	55,815	71,543	140,255	142,178
Interest expense	(2,143,705)	(2,798,487)	(4,155,489)	(5,915,116)
Change in fair market value of warrants	(535,276)	(111,500)	(964,712)	(111,500)
Gain (Loss) on disposal of
property and equipment	-	-	-	(153,682)

Total other income (expense)	(2,623,166)	(2,838,444)	(4,979,946)	(6,038,120)

Income (Loss) before income taxes, minority interest and equity in operations of affiliates	114,823	747,276	(181,013)	(1,119,500)

INCOME TAXES	(2,544)	-	(17,684)	(31,754)

Income (Loss) before minority interest and equity in operations of affiliates	112,279	747,276	(198,697)	(1,151,254)

MINORITY INTEREST	-	(21,157)	(22,810)	(44,554)

EQUITY IN OPERATIONS OF AFFILIATES	(39,281)	37,562	(60,395)	20,500

NET INCOME (LOSS)	$72,998	$763,681	$(281,902)	$(1,175,308)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.01	$0.27	$(0.13)	$(0.45)

DILUTED	$0.00	$0.18	$(0.13)	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON HOTELS CORPORATION & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000

	2001	2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$621,657	$1,724,950
Current portion of restricted cash	4,656,871	3,561,136
Accounts receivable-trade	1,178,920	1,308,539
Prepaid expenses and other	1,198,116	1,193,605

Total current assets	7,655,564	7,788,230

PROPERTY AND EQUIPMENT, net	115,056,509	117,184,428

OTHER ASSETS:
Restricted cash, net of current portion	1,815,429	1,666,699
Investments in partnerships	1,463,975	1,514,715
Mortgage costs	2,075,069	2,298,404
Beach club operation	2,418,260	2,498,422
Other assets	534,494	1,316,128

Total other assets	8,307,227	9,294,368

TOTAL ASSETS	$131,019,300	$134,267,026

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Demand note payable	$180,063	$192,252
Current portion of long-term debt	9,044,755	8,861,188
Accounts payable	2,306,868	1,133,318
Accrued expenses	4,877,128	5,064,106
Deferred revenue	670,181	1,669,451

Total current liabilities	17,078,995	16,920,315

LONG TERM LIABILITIES:
Long-term debt, net of current portion	101,257,831	104,262,987
Callable/ puttable warrant	9,650,986	8,686,274
Limited partners' interest in consolidated partnerships	-	1,020,400

Total long-term liabilities	110,908,817	113,969,661

SHAREHOLDERS' EQUITY
Preferred stock	295	295
Common stock	2,750	2,750
Additional paid-in capital	25,003,111	25,003,111
Accumulated deficit	(21,933,417)	(21,587,855)

	3,072,739	3,418,301
Less: Treasury stock (3,334 shares at cost)	(41,251)	(41,251)

Total shareholders' equity	3,031,488	3,377,050

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$131,019,300	$134,267,026

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON HOTELS CORPORATION & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001

	BALANCE 12/31/00	NET LOSS FOR SIX MONTHS ENDED 6/30/01	PREFERRED STOCK DIVIDENDS PAID	BALANCE 6/30/01

Preferred Stock – Series A	$295	$-	$-	$295

Common Stock	2,750	-	-	2,750

Additional Paid-In Capital – Preferred	1,560,705	-	-	1,560,705

Additional Paid-In Capital – Common	23,442,406	-	-	23,442,406

Accumulated Deficit	(21,587,855)	(281,902)	(63,660)	(23,933,417)

Subtotal	3,418,301	(281,902)	(63,660)	3,072,739
Less: Treasury Stock	(41,251)	-	-	(41,251)

Total Shareholders’ Equity	$3,377,050	$(281,902)	$(63,660)	$3,031,488

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

	2001	2000

CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(281,902)	$(1,175,308)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	3,198,037	3,272,120
Loss on disposal of property & equipment	-	153,682
Change in FMV puttable warrants	964,712	111,500
Minority interest	22,810	44,554
Equity in operations of affiliates	60,395	(20,500)
Changes in:
Accounts receivable - trade	129,619	(381,496)
Prepaid expenses and other	(4,511)	144,176
Accounts payable	1,173,550	630,334
Accrued expenses	(186,978)	163,240
Deferred revenue	(999,270)	(478,620)

Net cash flow from operating activities	4,076,462	2,463,682

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(802,435)	(769,344)
Change in restricted cash	(1,244,465)	(1,546,622)
Change in other assets	775,983	(69,682)
Purchase of warrants	-	250,000
Cap. distributions from unconsolidated partnerships	9,000	14,000

Net cash flow from investing activities	(1,261,917)	(2,121,648)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(2,821,589)	(762,842)
Repayment on demand note payable	(12,189)	-
Distributions to limited partners	(1,020,400)	(83,463)
Dividends paid	(63,660)	(63,660)

Net cash flow from financing activities	(3,917,838)	(909,965)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,103,293)	(567,931)

CASH AND CASH EQUIVALENTS - beg. of period	1,724,950	1,489,438

CASH AND CASH EQUIVALENTS - end of period	$621,657	$921,507

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2001

1.             Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements reflect, in the opinion of management, all adjustments, which are of a normal and recurring nature, necessary for a fair presentation of the financial condition and results of operations and cash flows for the periods presented.  The preparation of financial statements in accordance with U.S. generally accepted accounting principals (“GAAP”) requires management to make estimates and assumptions.  Such estimates and assumptions affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

The presentation of these financial statements reflect a one for three reverse stock split, which became effective September 15, 2000.  All share and per share amounts in this Form 10-Q have been restated to reflect this change.

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

As of June 30, 2001, the Company managed forty-six (46) hotel properties located primarily in the Northeast and Southeast United States.  Of the forty-six (46) hotel properties under management, twenty five (25) are owned by the Company.  These properties range from super budget “Microtel Inns” to full-service hotels.  The Company competes for management contracts with other hotel management companies, many of which have significantly larger organizations and greater financial resources.  In some cases, hotel owners may require the hotel management company to invest in or advance funds to the hotel in order to obtain the management contract.
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

On May 24, 2000, the Company sold to RHD Capital Ventures, LLC, for aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00.  Following the Company’s one for three reverse stock split, the number of shares subject to the warrant have been reduced to 1,666,667 and the exercise price has been adjusted to $3.00 per share.  The Warrant is exercisable at any time until May 23, 2005.  The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000.  Simultaneously, with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligations to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment in full of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt form the Company to RHD.  The purchase price of the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price.  The Warrant purchase price increases over time. Using the Company’s average stock price for the quarter ended June 30, 2001, the put price of the warrant as of February 2003 (the due date of the debt obligations to RHD) will be approximately $16,550,000.

On June 2, 2000, the Company entered into a Mezzanine Loan Restructuring Agreement with RHD Capital Ventures, LLC, and in connection therewith a Second Amended and Restated Mezzanine Note, a Second Amended and Restated Mezzanine Loan Agreement, and related amendments to collateral documents.  The Restructuring Agreement reduced the stated principal of the Mezzanine Loan from $35,000,000 to $25,000,000 (including offset of the $750,000 Note given by RHD to the Company as partial consideration for the Warrant), reduced the stated interest rate to 6.53%, and fixed a maturity date of February 2, 2002 (see next paragraph).  The security interest in the Company’s assets was spread to cover the amounts which may become due under the Put and Call Agreement, as well.

Effective June 2, 2001, the Company renegotiated a modification and extension of its Mezzanine Note with RHD Capital Ventures, LLC.  The maturity date of the note was extended to February 2, 2003 and the monthly payment  will remain at $364,583 until March 2, 2002. Effective March 2, 2002 the payment will increase to $541,364 until the note matures.  The interest rate remains at 6.53% until maturity.

Equity Inns, LP, is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,608,228. During 1999 the Company defaulted in payments of principal under the note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the note.  Equity Inns is entitled to 666,667 shares of common stock of Hudson Hotels Corporation, which was pledged as security for the Note.  On April 12, 2000, Equity Inns and the Company executed a Note Modification Agreement which modified the terms of repayment and reinstated the Note in good standing.  The Note Modification Agreement became effective upon the purchase of the mezzanine loan by RHD Capital Ventures.

4.	Summarized Financial Information - Investments in Partnership Interests

The following is a summary of condensed financial information for the unconsolidated partnerships that the Company does not control for the six-month periods ended June 30, 2001 and 2000.

	2001	2000

Property and equipment, net of accumulated depreciation	$58,969,598	$56,172,298
Current assets	3,474,430	4,590,008
Other assets	1,111,181	807,794

TOTAL ASSETS	63,555,209	61,570,100

Mortgage and notes payable – current	4,971,181	18,842,944
Other current liabilities	2,736,228	2,116,861
Mortgage and notes payable – non-current	35,691,828	25,657,572

TOTAL LIABILITIES	43,399,237	46,617,377

TOTAL EQUITY	$20,155,972	$14,952,723

COMPANY’S SHARE	$1,335,249	$1,130,127

Net revenues	9,871,609	8,887,388
Operating expenses	7,538,743	6,201,696

Income from operations	2,332,866	2,685,692
Other income (expense), net	(2,705,177)	(2,541,351)

NET INCOME (LOSS)	$(372,311)	$144,341

COMPANY’S SHARE	$(60,395)	$20,500

5.          Demand Note Payable

The Company has a demand note payable to a bank.  The amount outstanding bears interest at the bank’s prime rate plus 1 ½%, is due on demand and is collateralized by land in Tonawanda, New York.

6.          Long-Term Debt

Minimum future principal payments required under the Company’s long-term debt agreements are as follows for the years ending June 30:
2002	$9,044,755
2003	19,350,359
2004	1,859,811
2005	1,992,321
2006	2,005,631
Thereafter	76,049,709

$110,302,586

The mortgage notes payable to Nomura Asset Capital Corporation contain various financial covenants, including a requirement that the Company’s accounts payable be less than forty-five days old. The Company was not in compliance with this covenant at June 30, 2001. The Company does not anticipate that the lender will call the debt as a result of this event of non-compliance, and has therefore classified approximately $81 million of the related debt as long-term in the accompanying financial statements.

7.          Callable/ Puttable Warrant

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

The price for repurchase of the warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount and the average market price of the Company’s common stock, as related to a target stock price. The purchase price increases over time.  Using the current stock price, the put price of the warrant will be approximately $16,550,000 on February 2, 2003 (the maturity date of the restructured mezzanine loan payable to RHD).

The Company records the callable/puttable warrant at its estimated fair market value.  Changes in the estimated fair market value are reflected in the statement of operations.

8.          Commitments

Land Lease:

The Company leases the Statesville, North Carolina, hotel land under the terms of a ground lease that requires annual payments of rent equal to 4% of the hotel’s gross room revenue and expires in April 2035. The Company has an option to purchase this land subject to certain first refusal rights of a third-party.  Rent expense attributable to this lease totaled $26,969 and $30,706, for the six-month periods ended June 30, 2001 and 2000, respectively.

Office and Equipment Leases:

The Company has various operating lease arrangements for equipment, vehicles and office space.  Total rent expense under operating leases amounted to $329,481 and $186,657 for the periods ending June 30, 2001 and 2000, respectively.  Future minimum lease payments under operating leases are approximately: 2001 remainder - $354,420; 2002- $668,774; 2003 - $432,282; 2004 - $80,580; and 2005 - $50,984; thereafter - $22,662.

Franchise Agreements:

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional amounts  for marketing assessments and reservation fees to its franchisors’ based on franchise agreements which extend from ten to sixteen years.  Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee’s default.  Total fees were approximately $1,449,300 and $1,406,500 for the six months ended June 30, 2001 and 2000, respectively.

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

At June 30, 2001, the Company had net operating loss carryforwards of approximately $4,335,000 and a capital loss carryforward of $3,440,000 that may be used to offset future taxable income and capital gains.  These loss carryforwards will begin to expire in 2018.

10.         Business Segments

As described in Note 2, the Company operates in two segments: (1) hotel owner/operator; and (2) hotel management services and other. Revenues, identifiable assets and capital expenditures of each segment are those that are directly identified with those operations.

The Company evaluates the performance of its segments based primarily on EBITDA, which the Company defines as total operating revenue less direct and corporate expenses. Interest expense is primarily related to debt incurred by the Company through its corporate obligations and collateralized mortgage obligations on its hotel properties. The Company’s taxes are included in the consolidated Federal income tax return of the Company and are allocated based upon the relative contribution to the Company’s consolidated taxable income/loss and changes in temporary differences.

The following table presents revenues and other financial information by business segment for the three months ended June 30, 2001 and 2000 (in thousands):

2001	Hotel Operations	Management & Other	Elimination (A)	Consolidated

Revenues	$12,057	$1,496	$(612)	$12,941
EBITDA	$3,732	$627	—	$4,359
Depreciation and amortization	$1,551	$70	—	$1,621
Interest expense	$2,556	$123	—	$2,679
Capital expenditures	$529	$0	—	$529
Total assets	$118,818	$48,472	$(36,271)	$131,019

2000	Hotel Operations	Management & Other	Elimination (A)	Consolidated

Revenues	$12,868	$1,581	$(646)	$13,803
EBITDA	$4,417	$764	—	$5,181
Depreciation and amortization	$1,543	$52	—	$1,595
Interest expense	$2,767	$143	—	$2,910
Capital expenditures	$161	$6	—	$167
Total assets	$123,230	$53,510	$(39,526)	$137,214

(A)       Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments’ performance measure to the Company’s consolidated income from operations before taxes, minority interest, and equity in income of affiliates:

	2001	2000

EBITDA
Hotel operations	$3,732	$4,417
Management and other	627	764
Interest	(2,679)	(2,910)
Depreciation and amortization	(1,621)	(1,595)
Other	56	71

Income before income taxes, minority interest, and equity in income of affiliates	$115	$747

The following table presents revenues and other financial information by business segment for the six months ended June 30, 2001 and 2000 (in thousands):

2001	Hotel Operations	Management & Other	Elimination (A)	Consolidated

Revenues	$23,419	$2,760	$(1,187)	$24,992
EBITDA	$7,053	$944	—	$7,997
Depreciation and amortization	$3,058	$140	—	$3,198
Interest expense	$4,894	$226	—	$5,120
Capital expenditures	$802	$0	—	$802
Total assets	$118,818	$48,472	$(36,271)	$131,019

2000	Hotel Operations	Management & Other	Elimination (A)	Consolidated

Revenues	$23,937	$2,920	$—	$25,651
EBITDA	$7,651	$540	—	$8,191
Depreciation and amortization	$3,070	$202	—	$3,272
Interest expense	$5,707	$320	—	$6,027
Capital expenditures	$731	$38	—	$769
Total assets	$123,230	$53,510	$(39,526)	$137,214

(A)       Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

             The following presents the segments’ performance measure to the Company’s consolidated loss from operations before taxes, minority interest, and equity in income of affiliates:

	2001	2000

EBITDA
Hotel operations	$7,053	$7,651
Management and other	944	540
Interest	(5,120)	(6,027)
Depreciation and amortization	(3,198)	(3,272)
Other	140	(12)

Loss before income taxes, minority interest, and equity in income of affiliates	$(181)	$(1,120)

11.        Earnings Per Share Calculation

For purposes of calculating earnings per share, the potential dilutive effect of the callable/puttable warrant was computed using the reverse treasury stock method.  Under that method, the incremental number of shares outstanding is computed as the number of shares that would have to be issued for cash at the then current market price to obtain cash to settle the callable/puttable warrant.  There were 13,658,530 and 278,625 additional shares used in this calculation for the three months ended June 30, 2001 and 2000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis should be read in conjunction with the entire Form 10–Q and Form 10-K 2000 Annual Report. Particular attention should be directed to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended June 30, 2001, compared to the three months ended June 30, 2000:

Total operating revenues decreased $862,072, or 6.2%, to $12,940,526 for the three months ended June 30, 2001, from $13,802,598 for the three months ended June 30, 2000, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $12,056,787 for the three months ended June 30, 2001, a decrease of $811,202, or 6.3%, from $12,867,989 for the three months ended June 30, 2000.  Hotel operations consisted of the following:

	Three Months Ended
	June 30, 2001	June 30, 2000

Hotel room revenue	$10,601,832	$11,235,302
Beach club revenue	486,066	442,791
Food and beverage revenue	622,156	710,108
Other	346,733	479,788

Total	$12,056,787	$12,867,989

Hotel room revenues were $10,601,832 for the three month period ended June 30, 2001, a decrease of $633,470, or 5.6%, from $11,235,302 for the three month period ended June 30, 2000. The decrease is the result of a drop in the occupancy for the current period. Occupancy, average daily room rates and RevPar for the Company owned hotels were 64.3%; $62.42; and $40.11, respectively, for the three months ended June 30, 2001, and 68.9%, $62.04 and $42.75, respectively, for the three months ended June 30, 2000.

Beach Club revenue, which totaled $486,066 for the three month period ended June 30, 2001, and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $43,275, or 9.8%, from $442,791 for the three months ended June 30, 2000. The increase is attributable to increased initiation fees charged to new members.

Food and beverage revenue was $622,156 for the three months ended June 30, 2001, compared to $710,108 for the three months ended June 30, 2000, a decrease of $87,952, or 12.4% The decrease is primarily due to reduced occupancy and increased competition.

Other hotel revenue decreased by $133,055, or 27.7%, to $346,733 for the three months ended June 30, 2001, from $479,788 for the three months ended June 30, 2000. The decrease is due to reduced long distance telephone revenues, as a result of the reduction in long distance telephone expense.

MANAGEMENT FEES for the three month period ended June 30, 2001, decreased $21,784, or 4.7%, to $442,547, compared to management fees of $464,331 for the three-month period ended June 30, 2000.  This is the result of a decrease in revenues at the managed properties. The schedule of owned and managed hotels is summarized below:

	June 30, 2001	June 30, 2000

Owned	25	25
Managed with financial interest	12	9
Other managed	9	12

	46	46

Management fees of approximately $612,000 and $645,000 which were generated by the twenty-five (25) owned hotels for the three month period ended June 30, 2001 and June 30, 2000, were eliminated for consolidation purposes. ROYALTIES for the three month period ended June 30, 2001, have decreased $29,069, or 6.2%, to $440,609 from $469,678 for the three month period ended June 30, 2000.This decrease was due primarily to reduced occupancies.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses) for the three months ended June 30, 2001, was 36.0%, compared to 39.3% for the three months ended June 30, 2000. The decrease in gross operating margin is a result of reduced occupancy and increased labor and operating costs.

CORPORATE EXPENSE represents general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses increased $53,928, or 6.6%, to $869,782 for the three months ended June 30, 2001, from $815,854 for the three months ended June 30, 2000.

DEPRECIATION AND AMORTIZATION for the three months ended June 30, 2001, increased $25,770, or 1.6%, to $1,621,289 from $1,595,519 for the three months ended June 30, 2000.

OTHER INCOME (EXPENSE) for the three months ended June 30, 2001, decreased by $215,278, or 7.6%, to $2,623,166 from $2,838,444 for the three months ended June 30, 2000.  The improvements are a result of the reduction of long-term debt resulting in less interest expense.  In addition, the Company’s mezzanine debt was restructured in 2000, and the Company records less interest expense related to this debt for accounting purposes.  Of the $2,143,705 in total interest expense, 90% relates to mortgages and notes held on the owned hotels.  The remaining interest is on a demand note, bond issue, and $60,000, on notes payable by Hudson Hotels Trust for 2001 and 2000.  Also included in other expense for 2001 is the adjustment for the fair market value of the callable/,puttable warrant.  This expense amounted to $535,276 and $111,500 for 2001 and 2000, respectively, as the callable/puttable warrant was outstanding for three months during the second quarter of 2001, but only one month during the second quarter of 2000.

EQUITY IN OPERATIONS OF AFFILIATES represents the loss incurred from the Company’s equity investment in various hotels. The loss for the three months ended June 30, 2001, was $39,281 compared to income of $37,562 for the three months ended June 30, 2000.

INCOME TAXES – The provision for income taxes of $2,544 and $0 for the three months ended June 30, 2001 and 2000, respectively, relates primarily to minimum state taxes.  The Company has not recorded a deferred tax benefit as realization for the future tax benefits related to deferred taxes is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

NET INCOME – As a result of the above factors, the net income decreased $690,683, or 90%, from the three month period ended June 30, 2000, to a net income of $72,998 for the three-month period ended June 30, 2001. The resulting net income per common share – basic of $.01 for the three-month period ended June 30, 2001, compared to a net income per common share – basic of $0.27 for the three-month period ended June 30, 2000. Six months ended June 30, 2001, compared to the six months ended June 30, 2000:

Total operating revenues decreased $658,966, or 2.6%, to $24,991,810 for the six months ended June 30, 2001, from $25,650,776 for the six months ended June 30, 2000, reflecting changes in revenue categories, as discussed below.

HOTEL OPERATIONS were $23,419,238 for the six months ended June 30, 2001, a decrease of $517,721, or 2.2%, from $23,936,959 for the six months ended June 30, 2000.  Hotel operations consisted of the following:

	Six Months Ended
	June 30, 2001	June 30, 2000

Hotel room revenue	$20,381,736	$20,669,653
Beach club revenue	1,009,517	888,421
Food and beverage revenue	1,314,708	1,432,618
Other	713,277	946,267

Total	$23,419,238	$23,936,959

Hotel room revenues were $20,381,736 for the six-months ended June 30, 2001, a decrease of $287,917, or 1.4%, from $20,669,653 for the six-months ended June 30, 2000. The net decrease is the result of a drop in the occupancy. Occupancy, average daily room rates and RevPar for the Company owned hotels were 62.2%, $62.39 and $38.78, respectively, for the six months ended June 30, 2001, and 63.7%, $61.78 and $39.38, respectively, for the six months ended June 30, 2000.

Beach Club revenue, which totaled $1,009,517 for the six-months ended June 30, 2001, and relates to the operation of the beach club at the Seagate Hotel and Beach Club, increased $121,096, or 13.6%, from $888,421 for the six months ended June 30, 2000. The increase is primarily attributable to increases in initiation fees charged to new members.

Food and beverage revenue was $1,314,708 for the six months ended June 30, 2001, compared to $1,432,618 for the six months ended June 30, 2000, a decrease of $117,910, or 8.2%.  The decrease is due primarily to a reduction in hotel occupancy and increased competition.

Other hotel revenue decreased $232,990, or 24.6%, to $713,277 for the six months ended June 30, 2001, from $946,267 for the six months ended June 30, 2000.  The decrease is due to reduced long distance telephone revenues, as a result of the reduction in long distance telephone expense.

MANAGEMENT FEES for the six-months ended June 30, 2001 decreased $109,756, or 12.7% to $756,157, compared to management fees of $865,913 for the same six-months ended June 30, 2000.  This is due to a decrease in revenues at the managed properties. The schedule of owned and managed hotels is summarized below:

	June 30, 2001	June 30, 2000

Owned	25	25
Managed with financial interest	12	9
Other managed	9	12

	46	46

Management fees of approximately $1,187,200 and $1,206,000 were generated by the twenty-five (25) owned hotels for the six months ended June 30, 2001, and June 30, 2000, and were eliminated for consolidation purposes.

ROYALTIES for the six-months ended June 30, 2001, decreased $31,325, or 3.7%, to $812,320 from $843,645 for the six-months ended June 30, 2000.  This decrease is due to reduced occupancies.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses) for the six months ended June 30, 2001, was 35.2%, compared to 37% for the six months ended June 30, 2000. The decrease in gross operating margin is a result of a reduction in occupancy and increased labor and operating costs.

CORPORATE EXPENSE, represents general and administrative costs and related expenses associated with the corporate office. Corporate costs and expenses decreased $563,471, or 23.7%, to $1,816,346 for the six months ended June 30, 2001, from $2,379,817 for the six months ended June 30, 2000.  The decrease is primarily a result of the following:  (1) decreased professional fees, including legal and accounting, (2) decreased occupancy costs and (3) decreased payroll costs.

DEPRECIATION AND AMORTIZATION for the six-months ended June 30, 2001, decreased $74,083, or 2.3%, to $3,198,037 from $3,272,120 for the six-months ended June 30, 2000.

OTHER INCOME (EXPENSE) for the six months ended June 30, 2001, decreased by $1,058,174, or 17.5%, to $4,979,946 from $6,038,120 for the six months ended June 30, 2000. This improvement is primarily due to a reduction in interest expense as a result of the purchase of the mezzanine loan by RHD Capital Ventures, LLC.  Of the $4,155,489 in total interest expense, approximately 90% relates to the mortgages held on the hotels acquired or consolidated by the Company. The remaining amount represents interest on the Company’s outstanding mezzanine financing, notes payable relating to purchase of hotels, notes payable of Hudson Hotels Trust, Tonawanda bond issue and demand note. The adjustment in the fair market value of the callable/ puttable warrant for the six-months ended June 30, 2001, was $964,712.

INCOME TAXES – The provision for income tax of $17,684 includes minimum state taxes.  The Company has not recorded a deferred tax benefit as realization of the future tax benefits related to deferred taxes is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

NET LOSS – As a result of the above factors, the net loss decreased $893,406 for the six-month period ended June 30, 2001, to a net loss of $(281,902) compared to a net loss of $(1,175,308) for the six-month period ended June 30, 2000. The resulting net loss per common share – basic of $(0.13) for the six-month period ended June 30, 2001, compared to a net loss per common share – basic of $(0.45) for the six-month period ended June 30, 2000.

CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2001, the Company had a $180,063 demand note with a commercial bank, which bears interest at a rate of prime plus 1½%.  Amounts borrowed are collateralized by land.

At June 30, 2001, the Company had $621,657 of cash and cash equivalents compared with $1,724,950 at December 31, 2000.

The Company is temporarily restricted from accessing the majority of cash flow from operations because it is required to maintain certain levels of escrowed cash to comply with the terms of its debt agreements. All cash  is retained in its property-owning subsidiaries for application against required escrows for debt, taxes, insurance and capital asset reserves. In addition, cash is retained for the mezzanine loan payment. Excess funds are then released several times monthly for payment of operating expenses. The release of excess funds is dependent upon the mandatory monthly escrow payments being made first.  The balance held in escrow on June 30, 2001, was $6,472,300 and $5,227,835 on December 31, 2000.

Net cash flows provided by operating activities were $4,071,294 for the six months ended June 30, 2001, compared to cash flows provided by operating activities of $2,463,682 for the six months ended June 30, 2000. The net increase is primarily the results of a smaller net loss and an increase in the change in the fair market value of the callable/ puttable warrant which is a non-cash item.

Net cash flows used in investing activities were $1,256,749 for the six months ended June 30, 2001, compared to net cash flows used in investing activities of $2,121,648 for the six months ended June 30, 2000. Net cash flow used in investing activities for the six months ended June 30, 2001, reflects changes in restricted cash, purchase of equipment, and proceeds received on a mortgage receivable.  Net cash used in investing activities for the six months ended June 30, 2000, reflects changes in restricted cash, purchase of equipment and proceeds received from sale of assets.

Net cash flows used in financing activities were $3,917,838 for the six months ended June 30, 2001, compared to net cash flows used in financing activities of $909,965 for the six months ended June 30, 2000. Net cash flows used in financing activities for the six months ended June 30, 2001, and June 30, 2000, reflect the repayment of mortgages, preferred stock dividends and distributions to limited partners in the amount of $1,020,400 from the collection of a mortgage receivable by a consolidated entity with a 99% minority interest.

EBITDA, which the Company defines as total operating revenue less direct and corporate operating expenses decreased, by $193,770, or 2.4%, to $7,996,970 for the six months ended June 30, 2001, compared to $8,190,740 for the six months ended June 30, 2000. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.  The decrease is a result of a decline in occupancy and increased labor and operating costs.

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

Item 2.  Change in Securities - None

Item 3.  Defaults Upon Senior Securities -None

Item 4.  Submission of Matters to a Vote of Security Holders - None

(A)          Item 5.     Other Information

The Company has been notified by Nasdaq that it has failed to meet certain minimum criteria to be listed on the Nasdaq SmallCap Market.  Effective August 10, 2001, the Company’s stock will be delisted by Nasdaq and will continue to trade on the OTC bulletin board.  Information can be retrieved regarding the stock under the same stock symbol (HUDS) as it now trades.

On May 11, 2001, E. Anthony Wilson, the Company’s Chairman and the Company agreed as follows:

(i)	The Company’s commitment to loan Mr. Wilson up to $240,000 per year was terminated.
(ii)	The Company and Mr. Wilson entered into a promissory note for Mr. Wilson’s total aggregated borrowings of $258,382.67, bearing interest at 6.53% per annum.
(iii)	Mr. Wilson agreed to pay $2,500 per month by payroll deduction starting June, 2001, to repay the debt.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.	Description

11	Statement re: computation of per share earnings

B. Form 8-K:	The following report was filed on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HOTELS CORPORATION

(Registrant)
Date:	August 14, 2001	/s/ E. Anthony Wilson

E. Anthony Wilson
President and Chief Operating Officer

Date:	August 14, 2001	/s/ Ralph L. Peek

Ralph L. Peek, Executive Vice President
and Chief Financial Officer