Form 10-Q
period 2001-09-30
HUDSON HOTELS CORP
filed 2001-11-19
CIK 846469

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d)

of the Securities Exchange Act of 1934

For Quarter Ended	September 30, 2001
Commission File Number	0-17838

Hudson Hotels Corporation

(Exact name of Registrant as specified in its charter)

New York	16-1312167
State or other jurisdiction of	I.R.S. Employer
in corporation or organization	Identification No.

300 Bausch & Lomb Place, Rochester, New York         14604

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

Yes  ☒                                                   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 1, 2001 the Registrant had issued and outstanding 2,749,523 shares of its $.001 par value common stock.

HUDSON HOTELS CORPORATION & SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000 AND

 THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2001	2000	2001	2000
OPERATING REVENUE:
Hotel operations	$11,264,018	$12,872,943	$34,683,256	$36,809,902
Management fees	509,047	532,812	1,265,204	1,398,725
Royalties	515,789	548,327	1,328,109	1,391,972
Miscellaneous	71,874	18,962	75,969	23,221

Total operating revenue	12,360,728	13,973,044	37,352,538	39,623,820

OPERATING EXPENSES:
Direct expenses	7,521,760	7,967,207	22,700,254	23,047,426
Corporate expenses	755,681	1,082,547	2,572,027	3,462,364
Depreciation and amortization	1,624,037	1,678,140	4,822,074	4,950,260

Total operating expense	9,901,478	10,727,894	30,094,355	31,460,050

Income from operations	2,459,250	3,245,150	7,258,183	8,163,770

OTHER INCOME (EXPENSE):
Interest income	50,148	95,819	190,403	237,997
Interest expense	(2,324,090)	(2,059,004)	(6,479,579)	(7,974,120)
Change in fair market value of warrants	(863,349)	(359,100)	(1,828,061)	(470,600)
Gain (loss) on disposal of property and equipment	(347,756)	(260,622)	(347,756)	(414,304)

Total other income (expense)	(3,485,047)	(2,582,907)	(8,464,993)	(8,621,027)

Income (loss) before income taxes, minority interest and equity in operations of affiliates	(1,025,797)	662,243	(1,206,810)	(457,257)

INCOME TAXES	(19,108)	(28,198)	(36,792)	(59,952)

Income (loss) before minority interest and equity in operations of affiliates	(1,044,905)	634,045	(1,243,602)	(517,209)

MINORITY INTEREST	-	(24,121)	(22,810)	(68,675)
EQUITY IN OPERATIONS OF AFFILIATES	4,915	52,916	(55,480)	73,416

NET INCOME (LOSS)	$(1,039,990)	$662,840	$(1,321,892)	$(512,468)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$(0.39)	$0.16	$(0.52)	$(0.22)
DILUTED	$(0.39)	$0.15	$(0.52)	$(0.22)

The accompanying notes are an integral part of these financial statements

HUDSON HOTELS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,077,193	$1,724,950
Current portion of restricted cash	4,589,816	3,561,136
Accounts receivable-trade	880,287	1,308,539
Prepaid expenses and other	911,229	1,193,605
Total current assets	7,458,525	7,788,230

PROPERTY AND EQUIPMENT, net	113,914,553	117,184,428

OTHER ASSETS:
Restricted cash, net of current portion	1,461,849	1,666,699
Investments in partnerships	1,472,608	1,514,715
Deferred financing costs	1,963,402	2,298,404
Beach club operation, net	2,378,178	2,498,422
Other assets	282,032	1,316,128
Total other assets	7,558,069	9,294,368
TOTAL ASSETS	$128,931,147	$134,267,026

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Demand note payable	$173,041	$192,252
Current portion of long-term debt	8,191,348	8,861,188
Accounts payable	2,325,844	1,133,318
Accrued expenses	4,056,641	5,064,106
Deferred revenue	795,330	1,669,451
Total current liabilities	15,542,204	16,920,315

LONG-TERM LIABILITIES:
Long-term debt, net of current portion	100,914,940	104,262,987
Callable/ puttable warrant	10,514,335	8,686,274
Limited partners' interest in consolidated partnerships	-	1,020,400
Total long-term liabilities	111,429,275	113,969,661

Total liabilities	126,971,479	130,889,976

SHAREHOLDERS' EQUITY
Preferred stock	295	295
Common stock	2,750	2,750
Additional paid-in capital	25,003,111	25,003,111
Accumulated deficit	(23,005,237)	(21,587,855)
	2,000,919	3,418,301
Less: Treasury stock (3,334 shares at cost)	(41,251)	(41,251)
Total shareholders' equity	1,959,668	3,377,050

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$128,931,147	$134,267,026

The accompanying notes are an integral part of these financial statements

HUDSON HOTELS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

	BALANCE 12/31/00	NET LOSS FOR THE NINE MONTHS ENDED 9/30/01	PREFERRED STOCK DIVIDENDS PAID	BALANCE 9/30/01

PREFERRED STOCK-SERIES A	$295	$-	$-	$295

COMMON STOCK	2,750	-	-	2,750

ADDITIONAL PAID-IN CAPITAL- PREFERRED	1,560,705	-	-	1,560,705

ADDITIONAL PAID-IN CAPITAL-COMMON	23,442,406	-	-	23,442,406

ACCUMULATED DEFICIT	(21,587,855)	(1,321,892)	(95,490)	(23,005,237)

SUBTOTAL	3,418,301	(1,321,892)	(95,490)	2,000,919

LESS: TREASURY STOCK	(41,251)	-	-	(41,251)

TOTAL SHAREHOLDERS' EQUITY	$3,377,050	$(1,321,892)	$(95,490)	$1,959,668

The accompanying notes are an integral part of these financial statements

HUDSON HOTELS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND  2000 AND

THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	THREE MONTHS ENDED		NINE MONTHS ENDED
	2001	2000	2001	2000
CASH FLOW FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,039,990)	$662,840	$(1,321,892)	$(512,468)
Adjustments to reconcile net income (loss) to net cash flow from operating activities:
Depreciation and amortization	1,624,037	1,678,140	4,822,074	4,950,260
Loss on disposal of property and equipment	347,756	260,622	347,756	414,304
Change in FMV puttable warrants	863,349	359,100	1,828,061	470,600
Minority interest	-	24,121	22,810	68,675
Equity in operations of affiliates	(4,915)	(52,916)	55,480	(73,416)
Changes in:
Accounts receivable – trade	298,635	31,033	428,254	(350,463)
Prepaid expenses and other	(40,156)	560,813	(44,667)	704,989
Accounts payable and accrued expenses	(801,512)	(515,518)	185,060	278,056
Deferred revenue	124,643	58,656	(874,627)	(419,964)

Net cash flow from operating activities	1,371,847	3,066,891	5,448,309	5,530,573

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of equipment	(354,069)	(841,268)	(1,156,504)	(1,610,612)
Change in restricted cash	420,635	(1,198,594)	(823,830)	(2,745,216)
Proceeds received from disposition of assets	-	262,200	-	262,200
Change in other assets	271,481	(427,554)	1,047,464	(497,236)
Purchase of warrants	-	-	-	250,000
Capital distributions from unconsolidated partnerships	-	-	9,000	14,000

Net cash flow used in investing activities	338,047	(2,205,216)	(923,870)	(4,326,864)

CASH FLOW FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(1,215,506)	(467,208)	(4,037,095)	(1,230,050)
Repayment on demand note payable	(7,022)	(204,000)	(19,211)	(204,000)
Distributions to limited partners	-	(23,212)	(1,020,400)	(106,675)
Dividends paid	(31,830)	(31,830)	(95,490)	(95,490)

Net cash flow used in financing activities	(1,254,358)	(726,250)	(5,172,196)	(1,636,215)

NET CHANGE IN CASH AND CASH EQUIVALENTS	455,536	135,425	(647,757)	(432,506)

CASH AND CASH EQUIVALENTS - beg. of period	621,657	921,507	1,724,950	1,489,438

CASH AND CASH EQUIVALENTS - end of period	$1,077,193	$1,056,932	$1,077,193	$1,056,932

The accompanying notes are an integral part of these financial statements

HUDSON HOTELS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2001

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

Other footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's December 31, 2000 10-K.

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

As of September 30, 2001, the Company managed forty-six (46) hotel properties located primarily in the Northeast and Southeast United States.  Of the forty-six (46) hotel properties under management, twenty-five (25) are owned by the Company.  These properties range from super budget “Microtel Inns” to full-service hotels.  The Company competes for management contracts with other hotel management companies, many of which have significantly larger organizations and greater financial resources.  In some cases, hotel owners may require the hotel Management Company to invest in or advance funds to the hotel in order to obtain the management contract.  In these cases, the Company may be at a competitive disadvantage.

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

On May 24, 2000, the Company sold to RHD Capital Ventures, LLC, for aggregate consideration of $1,000,000, a Warrant to purchase 5,000,000 common shares of Company stock for a per share exercise price of $1.00.  Following the Company’s one for three reverse stock split, the number of shares subject to the warrant have been reduced to 1,666,667 and the exercise price has been adjusted to $3.00 per share.  The Warrant is exercisable at any time until May 23, 2005.  The purchaser paid $250,000 in cash and delivered a Note for the balance of the purchase price of $750,000.  Simultaneously, with the sale of the Warrant, the Company and RHD entered into a Put and Call Agreement, pursuant to which the Company has the right to purchase the Warrants from RHD upon payment in full of any and all outstanding debt obligations to RHD, and RHD has the right to require the Company to repurchase the Warrants upon repayment in full of all debt of the Company to RHD, or upon the occurrence of an Event of Default, as defined in any document or instrument evidencing or securing any debt form the Company to RHD.  The purchase price of the repurchase of the Warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount, and the average market price of Hudson common stock, as related to a target stock price.  The Warrant purchase price increases over time. Using the Company’s average stock price for the quarter ended September 30, 2001, the put price of the warrant as of February 2003 (the due date of the debt obligations to RHD) will be approximately $16,596,500.

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

Equity Inns, LP, is the holder of a Promissory Note from Hudson Hotels Properties Corp., guaranteed by the Company, with a current principal balance of $2,568,678. During 1999, the Company defaulted in payments of principal under the note. Equity Inns served notice of default upon the Company, but declined to take any other actions to collect upon the note.  Equity Inns is entitled to 666,667 shares of common stock of Hudson Hotels Corporation, which was pledged as security for the Note.  On April 12, 2000, Equity Inns and the Company executed a Note Modification Agreement which modified the terms of repayment and reinstated the Note in good standing.  The Note Modification Agreement became effective upon the purchase of the mezzanine loan by RHD Capital Ventures.

4.             Summarized Financial Information - Investments in Partnership Interests

The following is a summary of condensed financial information for the unconsolidated partnerships that the Company does not control for the nine-month periods ended September 30, 2001 and 2000.

	2001	2000

Property and equipment, net of accumulated depreciation	$59,179,111	$55,875,453
Current assets	4,367,730	4,524,836
Other assets	1,042,602	746,253

TOTAL ASSETS	64,589,443	61,146,542

Mortgage and notes payable – current	5,039,437	19,477,965
Other current liabilities	2,645,536	1,563,604
Mortgage and notes payable – non-current	35,479,408	25,236,049

TOTAL LIABILITIES	43,164,381	46,277,618

TOTAL EQUITY	$21,425,602	$14,868,924

COMPANY’S SHARE	$1,342,508	$1,037,923

Net revenues	16,253,728	16,511,402
Operating expenses	12,401,446	11,434,082

Income from operations	3,852,282	5,077,320
Other income (expense), net	(3,765,170)	(4,119,464)

NET INCOME	$87,112	$957,856

COMPANY’S SHARE	$(55,480)	$73,416

5.           Demand Note Payable

The Company has a demand note payable to a bank.  The amount outstanding bears interest at the bank’s prime rate plus

1½%, is due on demand and is collateralized by land in Tonawanda, New York.

6.           Long-Term Debt

Minimum future principal payments required under the Company’s long-term debt agreements are as follows for the years ending September  30:

2002	$8,191,348
2003	19,379,672
2004	1,859,811
2005	1,948,626
2006	2,005,631
Thereafter	75,721,200
$109,106,288

The mortgage notes payable to Nomura Asset Capital Corporation contain various financial covenants, including a requirement that the Company’s accounts payable be less than forty-five days old. The Company was not in compliance with this covenant at September 30, 2001.  The Company does not anticipate that the lender will call the debt as a result of this event of non-compliance, and has therefore classified approximately $81 million of the related debt as long-term in the accompanying financial statements.

7.             Callable/ Puttable Warrant

On May 24, 2000, the Company sold a warrant to purchase 5,000,000 shares of the Company’s common stock for an exercise price of $1.00 per share to RHD Capital Ventures, LLC (RHD), an affiliate of M, L, R & R, a large shareholder of the Company.  Following the reverse stock split, RHD is entitled to purchase 1,666,667 shares at $3.00 per share.  The Company received $250,000 in cash and a note for $750,000 in consideration for the warrants, which may be exercised at any time through May 23, 2005.

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

The price for repurchase of the warrants is calculated by a formula taking into account the amount of debt outstanding to RHD, a scheduled repayment amount and the average market price of the Company’s common stock, as related to a target stock price.  The purchase price increases over time.  Using the current stock price, the put price of the warrant will be approximately $16,596,500 on February 2, 2003 (the maturity date of the restructured mezzanine loan payable to RHD).

The Company records the callable/puttable warrant at its estimated fair market value.  Changes in the estimated fair market value are reflected in the statement of operations.

8.             Commitments

Land Lease:

The Company leases the Statesville, North Carolina, hotel land under the terms of a ground lease that requires annual payments of rent equal to 4% of the hotel’s gross room revenue and expires in April 2035. The Company has an option to purchase this land subject to certain first refusal rights of a third party.  Rent expense attributable to this lease totaled $41,580 and $45,384, for the nine-month periods ended September 30, 2001 and 2000, respectively.

Office and Equipment Leases:

The Company has various operating lease arrangements for equipment, vehicles and office space. Total rent expense under operating leases amounted to $405,630 and $362,970 for the periods ending September 30, 2001 and 2000, respectively.  Future minimum lease payments under operating leases are approximately: 2001 remainder - $135,210; 2002- $519,103; 2003 - $352,611; 2004 - $93,911; and 2005 - $50,984; thereafter - $22,662.

Franchise Agreements:

The Company is required to remit monthly royalty fees from 2% to 4% of gross room revenue, plus additional amounts for marketing assessments and reservation fees to its franchisors’ based on franchise agreements which extend from ten to sixteen years.  Some of these agreements specify restrictions on transferability of franchise and liquidated damages upon termination of franchise agreement due to the franchisee’s default.  Total fees were approximately $2,258,400 and $2,278,500 for the nine months ended September 30, 2001 and 2000, respectively.

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

At September 30, 2001, the Company had net operating loss carryforwards of approximately $4,335,000 and a capital loss carryforward of $3,440,000 that may be used to offset future taxable income and capital gains.  These loss carryforwards will begin to expire in 2018.

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

The following table presents revenues and other financial information by business segment for the three months ended September 30, 2001 and 2000 (in thousands):

2001	Hotel Operations	Management & Other	Elimination (A)	Consolidated

Revenues	$11,264	$1,678	$(582)	$12,360
EBITDA	$3,160	$923	--	$4,083
Depreciation and amortization	$1,554	$70	--	$1,624
Interest expense	$2,982	$206	--	$3,188
Capital expenditures	$354	$0	--	$354
Total assets	$116,831	$46,970	$(34,870)	$128,931

2000	Hotel Operations	Management & Other	Elimination (A)	Consolidated

Revenues	$12,873	$1,749	$(649)	$13,973
EBITDA	$4,257	$667	--	$4,924
Depreciation and amortization	$1,570	$108	--	$1,678
Interest expense	$2,321	$97	--	$2,418
Capital expenditures	$841	$--	--	$841
Total assets	$123,203	$51,893	$(38,790)	$136,306

(A)          Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments’ performance measure to the Company’s consolidated income from operations before taxes, minority interest, and equity in income of affiliates:

	2001	2000

EBITDA
Hotel operations	$3,160	$4,257
Management and other	923	667
Interest	(3,188)	(2,418)
Depreciation and amortization	(1,624)	(1,678)
Other	(297)	(165)

Income (loss) before income taxes, minority interest, and equity in income of affiliates	$(1,026)	$663

The following table presents revenues and other financial information by business segment for the nine months ended September 30, 2001 and 2000 (in thousands):

2001	Hotel Operations	Management & Other	Elimination (A)	Consolidated

Revenues	$34,683	$4,438	$(1,769)	$37,352
EBITDA	$10,214	$1,866	--	$12,080
Depreciation and amortization	$4,612	$210	--	$4,822
Interest expense	$7,876	$432	--	$8,308
Capital expenditures	$1,157	$0	--	$1,157
Total assets	$116,831	$46,970	$(34,870)	$128,931

2000	Hotel Operations	Management & Other	Elimination (A)	Consolidated

Revenues	$36,810	$4,669	$(1,855)	$39,624
EBITDA	$11,908	$1,207	--	$13,115
Depreciation and amortization	$4,640	$310	--	$4,950
Interest expense	$8,028	$417	--	$8,445
Capital expenditures	$1,573	$38	--	$1,611
Total assets	$123,203	$51,893	$(38,790)	$136,306

(A)          Eliminations represent inter-company management fees and inter-company receivables/payables and investments in subsidiaries

The following presents the segments’ performance measure to the Company’s consolidated loss from operations before taxes, minority interest, and equity in income of affiliates:

	2001	2000
EBITDA
Hotel operations	$10,214	$11,908
Management and other	1,866	1,207
Interest	(8,308)	(8,445)
Depreciation and amortization	(4,822)	(4,950)
Other	(157)	(177)

Loss before income taxes, minority interest, and equity in income of affiliates	$(1,207)	$(457)

11.          Earnings Per Share Calculation

For purposes of calculating earnings per share, the potential dilutive effect of the callable/puttable warrant was computed using the reverse treasury stock method.  Under that method, the incremental number of shares outstanding is computed as the number of shares that would have to be issued for cash at the then current market price to obtain cash to settle the callable/puttable warrant. There were 0 and 278,625 additional shares used in the calculation for the three months ended September 30, 2001and 2000, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the entire Form 10-Q and Form 10-K 2000 Annual Report.  Particular attention should be directed to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three months ended September 30, 2001, compared to the three months ended September 30, 2000

TOTAL OPERATING REVENUES decreased $1,612,316, or 11.54%, to $12,360,728 for the three months ended September 30, 2001, from $13,973,044 for the three months ended September 30, 2000, discussed below.

HOTEL OPERATIONS were $11,264,018 for the three months ended September 30, 2001, a decrease of $1,608,925, or 12.50%, from $12,872,943 for the three months ended September 30, 2000.  Hotel operations consisted of the following:

	Three Months Ended
	September 30, 2001	September 30, 2000

Hotel room revenue	$10,080,479	$11,459,149
Beach club revenue	390,285	424,748
Food and beverage revenue	472,517	510,502
Other	320,737	478,544
Total	$11,264,018	$12,872,943

Hotel room revenues were $10,080,479 for the three-month period ended September 30, 2001, a decrease of $1,378,670 from $11,459,149 for the three month period ended September 30, 2000.  A significant reduction in corporate travel throughout the third quarter and the terrorist attack of September 11, 2001, attributed to a drastic decline in occupancy for the remainder of the third quarter.  Occupancy, Average Daily Rates, and RevPAR for the Company owned hotels were 61.37%, $61.09, and $37.88, respectively, for the three months ended September 30, 2001, and 69.9%, $61.74, and $43.13, respectively, for the three months ended September 30, 2000.

Beach Club revenue, which relates to the operation of the beach club at the Seagate Hotel and Beach Club, totaled $390,285 for the three month period ended September 30, 2001, a decrease of $34,463, or 8.11%, from $424,748 for the three months ended September 30, 2000.  The decrease is attributable to the overall economic decline.

Food and beverage revenue was $472,517 for the three months ended September 30, 2001, compared to $510,502 for the three months ended September 30, 2000, a decrease of $37,985, or 7.44%.  The net decrease is primarily a result of reduced hotel occupancy and increased competition.

Other hotel revenue decreased $157,807, or 32.98%, to $320,737 for the three months ended September 30, 2001, from $478,544 for the three months ended September 30, 2000.  The decrease is primarily the result of reduced long distance telephone revenue.

MANAGEMENT FEES for the three month period ended September 30, 2001, decreased $23,765, or 4.46%, to $509,047, compared to management fees of $532,812 for the three-month period ended September 30, 2000.  This is the result of a decrease in revenues at the managed properties. The schedule of owned and managed hotels is summarized below:

	September 30, 2001	September 30, 2000

Owned	25	25
Managed with financial interest	12	9
Other managed	9	10
	46	44

Management fees of approximately $482,000 and $548,000, which were generated by the twenty-five (25) owned hotels for the three-month period ended September 30, 2001 and September 30, 2000, were eliminated for consolidation purposes.

ROYALTIES for the three-month period ended September 30, 2001, have decreased $32,538, or 5.93%, to $515,789 from $548,327 for the three-month period ended September 30, 2000.This decrease was due to reduced occupancies.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses) for the three months ended September 30, 2001, was 33.22%, compared to 38.11% for the three months ended September 30, 2000. The decrease in gross operating margin is a result of reduced occupancy.

CORPORATE EXPENSES represent general and administrative costs and expenses associated with the corporate office. Corporate costs and expenses decreased $326,866, or 30.19%, to $755,681 for the three months ended September 30, 2001, from $1,082,547 for the three months ended September 30, 2000. These reductions are due to reduced payroll costs.

DEPRECIATION AND AMORTIZATION for the three months ended September 30, 2001, decreased $54,103, or 3.22%, to $1,624,037 from $1,678,140 for the three month period ended September 30, 2000.

OTHER INCOME (EXPENSE) for the three months ended September 30, 2001, increased by $902,140, or 34.93%, to $3,485,047 from $2,582,907 for the three months ended September 30, 2000. The majority of the increase relates to the change in the fair market value of the callable/puttable warrant.  This expense amounted to $863,349 and $359,100 for 2001 and 2000, respectively.  Interest expense increased $265,086 due to increased interest on the mezzanine debt. Of the $2,324,090 in total interest expense, 90% relates to mortgages and notes held on the owned hotels.  The remaining interest is on a demand note, bond issue, and other notes payable. The loss on the disposal of furniture, fixtures and equipment for 2001 amounted to 347,756, as compared to $260,622 for 2000 on the sale of land.

EQUITY IN OPERATIONS OF AFFILIATES represents income from the Company’s equity investment in various hotels.  The income for the three months ended September 30, 2001, was $4,915 compared to income of $52,916 for the three months ended September 30, 2000.  This reduction is due to reduced occupancy at the various hotels.

INCOME TAXES – The provision for income taxes of $19,108 and $28,198 for the three months ended September 30, 2001 and 2000, respectively, relates primarily to minimum state taxes.  The Company has not recorded a deferred tax benefit as realization for the future tax benefits related to deferred taxes is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

NET INCOME (LOSS) – As a result of the above factors, the net income decreased $1,702,830, or 256.90%, from the three month period ended September 30, 2000, to a net loss of $1,039,990 for the three-month period ended September 30, 2001. The resulting net loss per common share – basic of ($.39) for the three-month period ended September 30, 2001, compared to a net income per common share – basic of $0.16 for the three-month period ended September 30, 2000.

Nine months ended September 30, 2001, compared to the nine months ended September 30, 2000:

TOTAL OPERATING REVENUES decreased $2,271,282, or 5.73%, to $37,352,538 for the nine months ended September 30, 2001, from $39,623,820 for the nine months ended September 30, 2000, as a result of changes in the revenue categories, discussed below.

HOTEL OPERATIONS were $34,683,256 for the nine months ended September 30, 2001, a decrease of $2,126,646, or 5.78%, from $36,809,902 for the nine months ended September 30, 2000.  Hotel operations consisted of the following:

	Nine Months Ended
	September 30, 2001	September 30, 2000

Hotel room revenue	$30,462,214	$32,128,802
Beach club revenue	1,399,802	1,313,169
Food and beverage revenue	1,787,225	1,943,120
Other	1,034,015	1,424,811

Total	$34,683,256	$36,809,902

Hotel room revenues were $30,462,214 for the nine-months ended September 30, 2001, a decrease of $1,666,588, or 5.19%, from $32,128,802 for the nine-months ended September 30, 2000. The net decrease is the result of a drop in the occupancy, especially in the third quarter. Occupancy, average daily room rates and RevPar for the Company owned hotels were 61.91%, $62.29 and $38.56, respectively, for the nine months ended September 30, 2001, and 65.80%, $61.70 and $40.60, respectively, for the nine months ended September 30, 2000.

Beach Club revenue, which relates to the operation of the beach club at the Seagate Hotel and Beach Club, totaled $1,399,802 for the nine-months ended September 30, 2001, an increase of $86,633, or 6.60%, from $1,313,169 for the nine months ended September 30, 2000. The increase is primarily attributable to increases in initiation fees charged to new members.

Food and beverage revenue was $1,787,225 for the nine months ended September 30, 2001, compared to $1,943,120 for the nine months ended September 30, 2000, a decrease of $155,895, or 8.02%.  The decrease is due primarily to a reduction in hotel occupancy and increased competition.

Other hotel revenue decreased $390,796, or 27.43%, to $1,034,015 for the nine months ended September 30, 2001, from $1,424,811 for the nine months ended September 30, 2000.  The decrease is primarily the result of reduced long distance telephone revenues.

MANAGEMENT FEES for the nine months ended September 30, 2001 decreased $133,521, or 9.55% to $1,265,204, compared to management fees of $1,398,725 for the same nine months ended September 30, 2000.  This is due to a decrease in revenues at the managed properties. The schedule of owned and managed hotels is summarized below:

	September 30, 2001	September 30, 2000

Owned	25	25
Managed with financial interest	12	9
Other managed	9	10
	46	44

Management fees of approximately $1,769,000 and $1,855,000  were generated by the twenty-five (25) owned hotels for the nine months ended September 30, 2001, and September 30, 2000, and were eliminated for consolidation purposes.

ROYALTIES for the nine months ended September 30, 2001, decreased $63,863, or 4.59%, to $1,328,109 from $1,391,972 for the nine months ended September 30, 2000.  This decrease is due to reduced occupancies.

GROSS OPERATING MARGIN for hotel operations (consisting of total hotel revenues, less direct expenses) for the nine months ended September 30, 2001, was 34.55%, compared to 37.39% for the nine months ended September 30, 2000. The decrease in gross operating margin is a result of a reduction in occupancy.

CORPORATE EXPENSES represent general and administrative costs and related expenses associated with the corporate office. Corporate costs and expenses decreased $890,337, or 25.71%, to $2,572,027 for the nine months ended September 30, 2001, from $3,462,364 for the nine months ended September 30, 2000.  The decrease is primarily a result of the following:  (1) decreased professional fees, including legal and accounting, (2) decreased occupancy costs and (3) decreased payroll costs.

DEPRECIATION AND AMORTIZATION for the nine months ended September 30, 2001, decreased $128,106, or 2.59%, to $4,822,074 from $4,950,260 for the nine months ended September 30, 2000.

OTHER INCOME (EXPENSE) for the nine months ended September 30, 2001, decreased by $156,034, or 1.81%, to $8,464,993 from $8,621,027 for the nine months ended September 30, 2000. This improvement is primarily due to a reduction in interest expense as a result of the purchase of the Mezzanine Loan by RHD Capital Ventures, LLC. Of the $6,479,579 in total interest expense, approximately 90% relates to the mortgages held on the hotels acquired or consolidated by the Company. The remaining amount represents interest on the Company’s outstanding mezzanine financing, notes payable relating to purchase of hotels, other notes payable, Tonawanda bond issue and demand note. The adjustment in the fair market value of the callable/ puttable warrant for the nine months ended September 30, 2001, was $1,828,061, compared to $470,600 for the nine months ended September 30, 2000.  The loss on the disposal of furniture, fixtures and equipment for the nine months ended September 30, 2001, was $347,756, compared to a $414,304 loss (including a $260,622 loss on the sale of land) for the nine months ended September 30, 2000.

INCOME TAXES – The provision for income tax of $36,792 includes minimum state taxes.  The Company has not recorded a deferred tax benefit as realization of the future tax benefits related to deferred taxes is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

NET LOSS – As a result of the above factors, the net loss increased $809,424 for the nine months ended September 30, 2001, to a net loss of $(1,321,892) compared to a net loss of $(512,468) for the nine months ended September 30, 2000. The resulting net loss per common share – basic of $(0.52) for the nine months ended September 30, 2001, compared to a net loss per common share – basic of $(0.22) for the nine months ended September 30, 2000.

CAPITAL RESOURCES AND LIQUIDITY

At September 30, 2001, the Company had $1,077,193 of cash and cash equivalents compared with $1,724,950 at December 31, 2000.

The Company is temporarily restricted from accessing the majority of cash flow from operations because it is required to maintain certain levels of escrowed cash to comply with the terms of its debt agreements. All cash is retained in its property-owning subsidiaries for application against required escrows for debt, taxes, insurance and capital asset reserves. In addition cash is retained for the mezzanine loan payment. Excess funds are then released several times monthly for payment of operating expenses. The release of excess funds is dependent upon the mandatory monthly escrow payments being made first.  The balance held in escrow on September 30, 2001, was $6,051,665 and $5,227,835 on December 31, 2000.

Net cash flows provided by operating activities were $5,448,309 for the nine months ended September 30, 2001, compared to cash flows provided by operating activities of $5,530,573 for the nine months ended 30, 2000. The net decrease is primarily the result of reduced income from operations, offset by an increase in the change in the fair market value of the callable/puttable warrant, which is a non-cash item.

Net cash flows used in investing activities were $923,870 for the nine months ended September 30, 2001, compared to net cash flows used in investing activities of $4,326,864 for the nine months ended September 30, 2000. Net cash flow used in investing activities for the nine months ended September 30, 2001, reflects changes in restricted cash, purchase of equipment, and proceeds received on a mortgage receivable.  Net cash used in investing activities for the nine months ended September 30, 2000, reflects changes in restricted cash, purchase of equipment and proceeds received from sale of assets.

Net cash flows used in financing activities were $5,172,196 for the nine months ended September 30, 2001, compared to net cash flows used in financing activities of $1,636,215 for the nine months ended September 30, 2000. Net cash flows used in financing activities reflect the repayment of mortgages, preferred stock dividends and distributions to limited partners in the amount of $1,020,400 from the collection of a mortgage receivable by a consolidated entity with a 99% minority interest.

EBITDA, which the Company defines as total operating revenue less direct and corporate operating expenses, decreased by $1,033,773, or 7.88%, to $12,080,257 for the nine months ended September 30, 2001, compared to $13,114,030 for the nine months ended September 30, 2000. The Company believes this definition of EBITDA provides a meaningful measure of its ability to service debt.  The decrease is a result of a decline in occupancy and increased labor and operating costs.

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

The Company and its subsidiary, Delray Beach Hotel Corp., have been sued for unspecified damages resulting from an injury suffered on the beach at the Seagate Hotel and Beach Club. The Company’s insurance carriers’ counsel is defending this suit.

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

Item 2.  Change in Securities - None

Item 3.  Defaults Upon Senior Securities -None

Item 4.  Submission of Matters to a Vote of Security Holders - None

(A)          Item 5.    Other Information

Nasdaq has notified the Company that it has failed to meet certain minimum criteria to be listed on the Nasdaq SmallCap Market.  Effective August 10, 2001, the Company’s stock was delisted by Nasdaq and continues to trade on the OTC bulletin board.  Information can be retrieved regarding the stock under the same stock symbol (HUDS) as it previously traded.

On May 11, 2001, E. Anthony Wilson, the Company’s Chairman and the Company agreed as follows:

(i)            The Company’s commitment to loan Mr. Wilson up to $240,000 per year was terminated.

(ii)           The Company and Mr. Wilson entered into a promissory note for Mr. Wilson’s total aggregated borrowings of $258,382, bearing interest at 6.53% per annum.

(iii)          Mr. Wilson agreed to pay $2,500 per month by payroll deduction starting June 2001 to repay the debt.

In October 2001, two outside directors resigned from the Board of Directors of Hudson Hotels Corporation for personal reasons.

Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

Exhibit No.	Description
11	Statement re: computation of per share earnings

B. Form 8-K:	The following report was filed on Form 8-K - None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON HOTELS CORPORATION
(Registrant)

Date:	November 19, 2001	/s/ E. Anthony Wilson
E. Anthony Wilson
President and Chief Operating Officer

Date:	November 19, 2001	/s/ Ralph L. Peek
Ralph L. Peek, Executive Vice President
And Chief Financial Officer